Form 10-K
period 1997-12-31
BTI TELECOM CORP
filed 1998-05-07
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1997* OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from -------------------  to -------------------




                  Commission file number (None yet assigned)




                               BTI Telecom Corp.
            (Exact name of registrant as specified in its charter)


                                 North Carolina
                        (State or other jurisdiction of
                         incorporation or organization)


            4300 Six Forks Road, Suite 500, Raleigh, North Carolina
                    (Address of principal executive offices)

                                  56-2047220
                               (I.R.S. Employer
                              Identification No.)


                                     27609
                                   (Zip Code)

       Registrant's telephone number, including area code: 800-849-9100

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


---------
* NOTE: This is a "Special Financial Report" filed within 90 days after the effective date of the registrant's registration statement on Form S-4 (File No. 333-41723) and furnishing financial statements, pursuant to Rule 15d-2 promulgated under the Securities Exchange Act of 1934.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           Index to the Financial Statements and Supplementary Data


                                                                                              Page
                                                                                             -----
 Report of Independent Auditors ..........................................................     1
 Consolidated Balance Sheets as of December 31, 1996 and 1997 ............................     2
 Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and
  1997....................................................................................     3
 Consolidated Statements of Shareholder's Equity (Deficit) for the Years Ended December
   31, 1995, 1996 and 1997 ...............................................................     4
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and
   1997...................................................................................     5
 Notes to Consolidated Financial Statements ..............................................     6
Financial Statement Schedules:
 For the three years ended December 31, 1997

 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND SHAREHOLDER
BTI TELECOM CORP.


     We have audited the accompanying consolidated balance sheets of BTI Telecom Corp. as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTI Telecom Corp. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





ERNST & YOUNG LLP

Raleigh, North Carolina
February 17, 1998

                               BTI TELECOM CORP.


                          CONSOLIDATED BALANCE SHEETS



                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                             1996               1997
                                                                                       ----------------   ----------------
Assets
Current assets:
  Cash and cash equivalents ........................................................    $     496,510      $  67,002,177
  Restricted cash ..................................................................          458,583         25,015,828
  Marketable equity securities .....................................................            7,791              6,408
  Accounts receivable, less allowance of $3,034,000 and $4,825,000 at December 31,
   1996 and 1997, respectively .....................................................       21,605,693         22,064,782
  Accounts and notes receivable from related parties (Note 6) ......................          567,984            645,401
  Accrued interest income ..........................................................               --            951,696
  Prepaid expenses .................................................................          404,368            737,820
  Inventories ......................................................................          719,027            296,679
  Deposits .........................................................................          235,617            309,543
                                                                                        -------------      -------------
Total current assets ...............................................................       24,495,573        117,030,334
Equipment, furniture and fixtures (Note 3):
  Data processing equipment ........................................................        5,281,764          6,682,826
  Telephone service equipment ......................................................       22,682,446         31,559,657
  Fiber optic network ..............................................................               --          7,550,265
  Paging equipment .................................................................        1,417,571          1,687,425
  Office furnishings and equipment .................................................        2,736,666          3,071,359
  Leasehold improvements ...........................................................        1,951,446          2,936,663
  Vehicles .........................................................................          245,015            255,547
  Construction in progress .........................................................               --         10,153,937
                                                                                        -------------      -------------
                                                                                           34,314,908         63,897,679
  Accumulated depreciation and amortization ........................................      (12,816,841)       (19,320,513)
                                                                                        -------------      -------------
                                                                                           21,498,067         44,577,166
Other assets:
  Line access fees .................................................................        5,160,212          5,847,404
  Deferred financing costs .........................................................          906,065         10,408,694
  Other ............................................................................           39,556            316,644
                                                                                        -------------      -------------
                                                                                            6,105,833         16,572,742
  Accumulated amortization .........................................................       (3,417,081)        (4,656,476)
                                                                                        -------------      -------------
                                                                                            2,688,752         11,916,266
Restricted cash, non-current .......................................................               --         50,026,010
                                                                                        -------------      -------------
Total assets .......................................................................    $  48,682,392      $ 223,549,776
                                                                                        =============      =============
Liabilities and shareholder's equity (deficit)
Current liabilities:
  Accounts payable .................................................................    $  21,053,413      $  27,630,850
  Accrued expenses and other payables ..............................................        2,510,686          2,835,550
  Accrued interest .................................................................          132,649          7,232,341
  Unearned revenue .................................................................          726,660          1,023,777
  Shareholder notes payable (Note 7) ...............................................        1,938,408            944,176
  Lease allowance, current .........................................................           89,316             93,852
  Current portion of capital lease obligations (Note 3) ............................          382,893             80,906
  Current portion of long-term debt (Note 4) .......................................          850,052                 --
  Deferred income taxes ............................................................               --            348,000
                                                                                        -------------      -------------
Total current liabilities ..........................................................       27,684,077         40,189,452
Capital lease obligations, less current portion (Note 3) ...........................           95,635              6,397
Long-term debt, less current portion (Note 4) ......................................       17,820,919                 --
Senior notes (Notes 4,11) ..........................................................               --        250,000,000
Shareholder notes payable, less current portion ....................................               --            762,507
Lease allowance, less current portion ..............................................          707,363            651,449
Accrued compensation expense .......................................................               --          1,289,029
Noncurrent deferred income taxes ...................................................               --            225,436
Shareholder's equity (deficit):
  Common Stock, no par value, authorized 100,000,000 shares, issued and outstanding
   20,000,000 shares at December 31, 1996 and 10,000,000 at December 31, 1997 ......           73,336             36,668
  Additional paid-in-capital .......................................................          326,684            738,110
  Unrealized gain on equity securities .............................................            2,345                962
  Retained earnings (deficit) ......................................................        1,972,033        (70,350,234)
                                                                                        -------------      -------------
Total shareholder's equity (deficit) ...............................................        2,374,398        (69,574,494)
                                                                                        -------------      -------------
Total liabilities and shareholder's equity (deficit) ...............................    $  48,682,392      $ 223,549,776
                                                                                        =============      =============

See accompanying notes.

                               BTI TELECOM CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Year Ended December 31,
                                                         -----------------------------------------------------
                                                               1995              1996               1997
                                                         ---------------   ---------------   -----------------
Revenue ..............................................    $114,492,804      $148,776,991         194,948,686
Cost of services .....................................      68,199,125        90,820,467         139,030,129
                                                          ------------      ------------         -----------
Gross profit .........................................      46,293,679        57,956,524          55,918,557
Selling, general and administrative expenses .........      44,732,343        53,791,036          60,131,452
                                                          ------------      ------------         -----------
Income (loss) from operations ........................       1,561,336         4,165,488          (4,212,895)
Other income (expense):
  Interest expense ...................................      (1,296,707)       (1,695,324)         (8,805,115)
  Interest income ....................................          43,902             3,825           2,379,175
  Gain on sale of marketable securities ..............          62,298           131,910                  --
                                                          ------------      ------------         -----------
Net income (loss) ....................................    $    370,829      $  2,605,899       $ (10,638,835)
                                                          ============      ============       =============
Basic and diluted earnings (loss) per share ..........    $        .02      $        .13       $        (.62)
Unaudited pro forma income tax information (Note 9):
Pro forma net income .................................    $    215,081      $  1,511,421
                                                          ============      ============
Pro forma earnings per share .........................    $        .01      $        .08
                                                          ============      ============
Weighted average shares outstanding ..................      20,000,000        20,000,000          17,260,274
                                                          ============      ============       =============

See accompanying notes.

                               BTI TELECOM CORP.


           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)




                                                           Additional   Unrealized                             Total
                                                Common       Paid-In    Investment        Retained         Shareholder's
                                                 Stock       Capital       Gains     Earnings (Deficit)   Equity (Deficit)
                                             ------------ ------------ ------------ -------------------- -----------------
Balance at December 31, 1994 ...............  $  73,336    $  326,684   $  15,444      $   3,654,907       $   4,070,371
  Dividends ($.13 per common share).........         --            --          --         (2,611,282)         (2,611,282)
  Net income ...............................         --            --          --            370,829             370,829
  Increase in unrealized gains .............         --            --      66,641                 --              66,641
                                              ---------    ----------   ---------      -------------       -------------
Balance at December 31, 1995 ...............     73,336       326,684      82,085          1,414,454           1,896,559
  Dividends ($.10 per common share).........         --            --          --         (2,048,320)         (2,048,320)
  Net income ...............................         --            --          --          2,605,899           2,605,899
  Decrease in unrealized gains .............         --            --     (79,740)                --             (79,740)
                                              ---------    ----------   ---------      -------------       -------------
Balance at December 31, 1996 ...............     73,336       326,684       2,345          1,972,033           2,374,398
  Repurchase of shares .....................    (36,668)     (326,684)         --        (27,922,087)        (28,285,439)
  Compensation related to stock
   options .................................         --       738,110          --                 --             738,110
  Acquisition of Fiber South ...............         --                        --        (32,174,949)        (32,174,949)
  Dividends ($.08 per common share).........         --            --          --         (1,586,396)         (1,586,396)
  Net loss .................................         --            --          --        (10,638,835)        (10,638,835)
  Decrease in unrealized gains .............         --            --      (1,383)                --              (1,383)
                                              ---------    ----------   ---------      -------------       -------------
Balance at December 31, 1997 ...............  $  36,668    $  738,110   $     962      $ (70,350,234)      $ (69,574,494)
                                              =========    ==========   =========      =============       =============

See accompanying notes.

                               BTI TELECOM CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Year Ended December 31,
                                                                        -----------------------------------------------------
                                                                              1995              1996               1997
                                                                        ---------------   ---------------   -----------------
 Operating activities
 Net income (loss) ..................................................    $     370,829     $  2,605,899      $  (10,638,835)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation ......................................................        2,402,736        4,101,249           5,427,078
  Amortization ......................................................          670,632          370,374           1,185,998
  Loss (gain) on disposal of fixed assets ...........................           15,471              682              (2,164)
  Non-cash compensation expense related to stock options ............               --               --             738,110
  Deferred interest expense on shareholder note .....................           92,990          156,709            (231,725)
  Changes in operating assets and liabilities:
   Accounts and notes receivable, including related parties .........       (1,177,441)      (7,162,307)           (337,758)
   Accrued interest income ..........................................               --               --            (951,696)
   Prepaid expenses .................................................        1,067,459           68,787              94,335
   Inventories ......................................................         (775,743)        (629,894)            422,348
   Accounts payable, accrued expenses and unearned revenue ..........        6,304,419          449,956           4,167,622
   Lease allowance ..................................................          474,898          321,781             (51,378)
   Accrued interest expense .........................................               --               --           7,099,692
   Accrued compensation expense .....................................               --               --           1,289,029
                                                                         -------------     ------------      --------------
 Net cash provided by operating activities ..........................        9,446,250          283,236           8,210,656
 Investing activities
 Proceeds from disposals of property and equipment ..................               --          187,643             294,659
 Purchases of marketable equity securities ..........................         (254,008)              --                  --
 Sales of marketable equity securities ..............................          250,441          179,387                  --
 Change in restricted cash ..........................................               --         (458,583)        (74,583,255)
 Purchases of equipment, furniture and fixtures .....................       (9,710,756)      (8,000,851)        (23,085,382)
 Purchase of FiberSouth assets ......................................               --               --         (35,185,916)
 Line access fees ...................................................       (1,007,110)        (588,856)           (687,192)
                                                                         -------------     ------------      --------------
 Net cash used in investing activities ..............................      (10,721,433)      (8,681,260)       (133,247,086)
 Financing activities
 Change in checks issued not yet presented for payment ..............         (104,614)              --                  --
 Proceeds from shareholder's notes payable ..........................          556,846          370,417                  --
 Payments on line-of-credit borrowings ..............................         (500,000)              --                  --
 Payments on short-term borrowings ..................................         (700,000)              --                  --
 Net proceeds (payments) on long-term borrowings ....................        9,537,266       11,626,761         (18,670,971)
 Proceeds from Senior notes .........................................               --               --         250,000,000
 Payments on capital leases .........................................       (4,424,429)        (689,716)           (391,225)
 Increase in deferred financing costs and other assets ..............         (172,764)        (670,448)         (9,523,872)
 Reacquisition of common stock ......................................               --               --         (28,285,439)
 Dividends paid .....................................................       (2,611,282)      (2,048,320)         (1,586,396)
                                                                         -------------     ------------      --------------
 Net cash provided by financing activities ..........................        1,581,023        8,588,694         191,542,097
 Increase in cash and cash equivalents ..............................          305,840          190,670          66,505,667
 Cash and cash equivalents at beginning of period ...................               --          305,840             496,510
                                                                         -------------     ------------      --------------
 Cash and cash equivalents at end of period .........................    $     305,840     $    496,510      $   67,002,177
                                                                         =============     ============      ==============
 Supplemental disclosure of cash flow information
 Cash paid for interest .............................................    $   1,171,000     $  1,480,000      $    1,705,423
 Cash paid for income taxes .........................................    $          --     $         --      $           --
                                                                         =============     ============      ==============
 Supplemental schedule of noncash investing and financing activities
 Transfer of paging equipment from inventory to equipment ...........    $     339,573     $    554,917      $      401,812
                                                                         =============     ============      ==============
 Capital lease obligations incurred (Note 3) ........................    $     102,592     $         --      $           --
                                                                         =============     ============      ==============

See accompanying notes.

                               BTI TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Business of the Company

     The Company, which began operations through Business Telecom, Inc. in 1984, provides telecommunications services, primarily to commercial customers located in the southeastern United States.


     Basis of Presentation

     During 1997, Business Telecom, Inc. was reorganized into a new corporate structure consisting of BTI Telecom Corp. as parent company and Business Telecom, Inc. as a wholly owned subsidiary. The consolidated financial statements include the accounts of BTI Telecom Corp. (the "Company") and Business Telecom, Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


     Cash and Cash Equivalents

     The Company considers highly liquid, short-term investments with a maturity of three months or less when purchased to be cash equivalents.


     Investments in Equity Securities

     As of January 1, 1994, the Company implemented the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this pronouncement, securities are classified as held-to maturity, available-for-sale or trading securities. Held-to-maturity securities are carried at amortized cost. Available-for-sale and trading securities are carried at estimated fair value. Unrealized holding gains and losses are carried as a separate component of shareholder's equity for available-for-sale securities and are reported in earnings for trading securities. In 1996 and 1997, the Company's marketable equity securities were classified as available-for-sale and carried at fair market value.


     Income Taxes

     Prior to the Company's reorganization during 1997, the Company had elected to be taxed for federal and state income tax purposes as an S corporation under provisions of the Internal Revenue Code. Consequently income, losses and credits were passed through directly to the shareholders, rather than being taxed at the corporate level.

     In conjunction with the September 1997 reorganization, the Company converted from an S Corporation to a C Corporation and is now subject to federal and state income tax laws.


     Revenue Recognition

     Revenue for telecommunications services is recognized as services are performed. Due to the timing of the Company's billing cycles, at any point in time certain services have been provided to customers which have not yet been billed. This revenue, which has been earned but not yet billed to customers, amounts to $2,869,997 and $5,437,089 at December 31, 1996 and 1997
respectively, and is included in accounts receivable.

                               BTI TELECOM CORP.

1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -- Continued


     Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are stated on the basis of cost, which is being amortized over the estimated useful lives of the assets principally by the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

     To more accurately match the depreciable useful lives with actual economic lives, during 1996 the Company changed the estimated average useful lives used to compute depreciation for some of its leasehold improvements from 35 years to between five and 20 years. The effect of this change was a decrease in net income of $35,000 in 1996. The Company made a similar estimate revision in 1995, changing the useful life for most of its switching equipment from 5 years to 7 years. The effect of this change was an increase in net income of $650,000 in 1995. These changes did not affect cash flow.


     Long Lived Assets

     Upon indication of impairment, the Company's policy for assessing impairment of long lived assets is to calculate the undiscounted projected future cash flows of the asset expected to be generated over the remaining useful life of the asset. This amount is compared to the carrying value of the asset to determine if the asset is impaired. Based on the application of this policy, no impairments were recognized during 1996 or 1997.


     Line Access Fees, Deferred Financing Costs and Other Assets

     Line access fees are capitalized and amortized over the estimated period the related lines will be used by the Company (60 months) using the straight-line method.

     Deferred financing costs consist primarily of debt issuance costs, loan origination fees and related financing costs amortized ratably over the life of the loan (see Note 4).


     Inventories

     Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market, and consist primarily of paging equipment. Paging equipment may also be leased to customers, at which time it is reclassified from inventory to equipment, furniture and fixtures.


     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     Advertising Expense

     Statement of Position 93-7 "Reporting on Advertising Costs" was implemented by the Company during the year ended December 31, 1995. As a result, the Company capitalized approximately $254,000 and $485,000 in direct response advertising costs in 1996 and 1997, respectively, of which approximately $172,000 and $181,000 remained unamortized at December 31, 1996 and 1997, respectively. The costs are amortized into expense over the estimated future benefit period. The remaining costs of advertising are expensed as incurred. The Company expensed $170,825, $600,553 and $1,116,338 in advertising costs during 1995, 1996 and 1997, respectively.


     Basic and Diluted Earnings (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share information for all periods presented has been restated to conform to the

                               BTI TELECOM CORP.

1. BUSINESS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

Requirements of SFAS 128. At December 31, 1995 and 1996 the Company had no stock options, warrants, or convertible securities outstanding. At December 31, 1997, the Company had 186,628 stock options outstanding which are considered anti-dilutive due to the Company's net loss for the year ended December 31, 1997 and therefore have not been included in the computation. The Company had no warrants or convertible securities outstanding at December 31, 1997.


     Impact of Recently Issued Accounting Standard

     In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.


     Reclassifications

     Certain amounts in the December 31, 1995 and 1996 financial statements have been reclassified to conform to the December 31, 1997 presentation. These reclassifications had no material effect on net income or shareholders' equity as previously reported.


2. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

     The Company's principal financial instrument subject to potential concentration of credit risk is trade accounts receivable which are unsecured. The Company's exposure to credit loss in the event that payment is not received from a customer is equal to the outstanding accounts receivable balance from the customer. As of December 31, 1997, the Company had no significant concentrations of credit risk with individual customers. The Company uses the allowance method of accounting for uncollectible accounts receivable. Management believes that adequate provision has been made for uncollectible accounts as of December 31, 1997. The following table sets forth certain information about the Company's allowance for doubtful accounts for the years ended December 31, 1995, 1996 and 1997:



                                                Balance at      Charged to     Uncollectible       Balance
                                               beginning of      costs and        accounts        at end of
                Description                       period         expenses       written off         period
-------------------------------------------   --------------   ------------   ---------------   -------------
 Year ended December 31, 1995:
  Allowance for doubtful accounts .........     $1,032,000     $1,997,000      ($   694,000)     $2,335,000
                                                ==========     ==========       ===========      ==========
 Year ended December 31, 1996:
  Allowance for doubtful accounts .........     $2,335,000     $3,440,000      ($ 2,741,000)     $3,034,000
                                                ==========     ==========       ===========      ==========
 Year ended December 31, 1997:
  Allowance for doubtful accounts .........     $3,034,000     $4,362,000      ($ 2,571,000)     $4,825,000
                                                ==========     ==========       ===========      ==========

3. LEASES

     Prior to 1996, the Company acquired certain telephone equipment, furniture and fixtures under capital lease agreements which expire at various times through 1999. At the end of the lease terms, the Company has the option to purchase the equipment for a nominal amount.

                               BTI TELECOM CORP.

3. LEASES -- Continued

     Equipment, furniture and fixtures includes the following amounts for capital leases:



                                                     December 31,
                                              ---------------------------
                                                   1996           1997
                                              -------------   -----------
Equipment, furniture and fixtures .........    $2,193,419      $370,626
Less allowance for amortization ...........     1,189,230       328,855
                                               ----------      --------
                                               $1,004,189      $ 41,771
                                               ==========      ========

     Amortization of capital leases is included in amortization expense.

     Future minimum lease payments, by year and in the aggregate, under capital leases with remaining terms of one year or more consisted of the following at December 31, 1997:


       1998 ..................................    $  84,689
       1999 ..................................        6,441
                                                  ---------
       Total minimum lease payments ..........       91,130
       Amounts representing interest .........       (3,827)
                                                  ---------
                                                     87,303
       Current portion .......................      (80,906)
                                                  ---------
                                                  $   6,397
                                                  =========

     During 1995, the Company entered into an operating lease for an airplane with a company under common management. Rent expense related to this lease was approximately $28,000 for the year ending December 31, 1995 and $343,000 for the years ending December 31, 1996 and 1997. Amounts related to the lease which are included in the payment horizon categories below are $343,000 per year for 1998 through 1999 and $285,000 for the year 2000.

     The Company rents its facilities and certain office and other equipment under operating leases which contain various renewal and buy-out provisions. Future minimum lease payments under the leases, which have remaining terms in excess of one year, are as follows:


  1998 ...............   $ 3,142,912
  1999 ...............     2,961,630
  2000 ...............     2,651,693
  2001 ...............     2,064,467
  2002 ...............     2,001,851
  Thereafter .........     5,135,518
                         -----------
                         $17,958,071
                         ===========

     Total rent expense was $2,841,242, $3,913,850 and $4,076,520 (including facilities rents of $55,000, $65,000 and $60,000, respectively, paid to a related party) in 1995, 1996 and 1997, respectively.

                               BTI TELECOM CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

     At December 31, 1996 and 1997, long-term debt outstanding consisted of the following amounts:



                                                                                        1996            1997
                                                                                   -------------   --------------
Revolving credit facility for borrowings up to $20,000,000, due June 2001 ......   $ 3,770,239               --
Term loan payable in two quarterly installments of $250,000 beginning in
  August 1997 and fourteen quarterly installments of $450,000 thereafter with
  remaining balance due June 2001 ..............................................    10,000,000               --
Capital expenditures facility, payable in equal quarterly installments beginning
  August 1997 with remaining balance due June 2001 .............................     4,900,732               --
Unsecured 10 1/2% senior notes due 2007, interest payable semiannually
  commencing March 15, 1998 ....................................................            --      250,000,000
                                                                                   -----------      -----------
                                                                                    18,670,971      250,000,000
Less current portion ...........................................................       850,052               --
                                                                                   -----------      -----------
                                                                                   $17,820,919     $250,000,000
                                                                                   ===========     ============

     The Company's revolving credit facility, term loan, and capital expenditures facility described above are owed to one lender, are secured by substantially all of the Company's assets and bear interest, at the Company's option, either at the 30-day LIBOR rate (5.53% at December 31, 1996) or the bank's prime rate (8.25% at December 31, 1996), in each case plus an applicable "margin" which varies between the ranges specified below based on the Company's financial position as measured by defined ratios.



                                                         30-Day             Prime
                                                       LIBOR Plus            Plus
                                                    ----------------   ---------------
          Revolving Credit Facility .............   1.50% -- 2.75%     0.00% -- 1.25%
          Term Loan .............................   2.00% -- 3.25%     0.50% -- 1.75%
          Capital Expenditures Facility .........   2.50% -- 3.75%     1.00% -- 2.25%

     In connection with the issuance of the senior notes (see Note 11), all of the outstanding debt under the revolving credit facility, term loan and capital expenditures facility was repaid in full.

     In 1997, the Company amended and restated its existing credit facility to provide a $60,000,000 revolving credit facility to be used for working capital and other purposes. Borrowings under the credit facility bear interest, at the Company's option, either at the 30, 60 or 90 day LIBOR rate (5.72%, 5.75% and 5.81%, respectively, at December 31, 1997) or the prime rate (8.50% at December 31, 1997), plus an applicable "margin" which varies based on the Company's financial position as measured by defined ratios from 0.00% -- 1.25% for borrowings at the prime rate and from 1.75% -- 3.00% for borrowings at LIBOR. The company is also required to pay a fee of 0.25% per annum on the unused commitment. At December 31, 1997, no amounts were outstanding under this credit facility. The loans restrict the Company from declaring or paying dividends under circumstances specified in the agreements. The loans also contain various financial covenants with which the Company must comply on a quarterly basis. As of December 31, 1997, the Company would not have been in compliance with certain of these covenants had the lender not granted waivers of such covenants extending through March 31, 1998.

                               BTI TELECOM CORP.

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY -- Continued

     Principal maturities of the above indebtedness during each of the following five years are as follows:


  1998 ........................   $         --
  1999 ........................             --
  2000 ........................             --
  2001 ........................             --
  2002 ........................             --
  2003 and thereafter .........    250,000,000
                                  ------------
                                  $250,000,000
                                  ============

     The Company estimates that the fair value of debt instruments approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

     The Company has a commitment from a financial institution for letters of credit up to $12,000,000. At December 31, 1997, the Company had $626,288 of letters of credit outstanding to various vendors. The letters of credit were issued as security for trade payables and certain fixed asset purchases of the Company. They expire at various times through 1999, unless extension provisions are elected by the Company.


5. EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and Trust covering substantially all employees. Participants may elect to defer up to 15% of their salary, not to exceed $9,500 annually, which was the maximum allowed by the Internal Revenue Service in 1997. The Company matched 25% of employee contributions in 1995 and 50% of employee contributions in 1996 and 1997, up to 6% of each employee's salary. Employer contributions for the years ended December 31, 1995, 1996 and 1997 were $120,309, $251,512 and $231,924, respectively. Plan administrative expenses incurred by the Company for the years ended December 31, 1995, 1996 and 1997 were approximately $22,200, $20,400 and $20,000, respectively.

     In 1993, the Company implemented a profit-sharing arrangement, allocating 5% of net profits (net income before vice president bonuses) to the Company's vice presidents, 5% of net profits to an owner of the company, and 5% of net profits to an employee pool. The employees' portion was split, with 50% going directly to the employees via payroll and 50% going to the 401(k) Plan. Amounts were paid bi-annually on January 31 and July 31. In 1996, the Company terminated the portions of the profit sharing plan related to an owner of the Company and the employee pool, and the portion of net profits allocated to the Company's vice presidents was changed from 5% to approximately 2%. The expense associated with this profit-sharing arrangement was $63,837, $65,989 and $15,044 in 1995, 1996 and 1997, respectively.


6. RELATED PARTY TRANSACTIONS

     The Company has historically funded certain operating expenses of two entities with common ownership. Accounts receivable from these entities included $567,984 and $645,401 at December 31, 1996 and 1997, respectively. In 1996 and up until the date of acquisition in 1997, the Company paid approximately $1.4 million and $1.0 million to FiberSouth, Inc., a Company related through common ownership, for local access services.

                               BTI TELECOM CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


7. COMMON STOCK REPURCHASE AGREEMENT

     In July 1992, the Company entered into an agreement with one of its shareholders (the "Retiring Shareholder") to purchase the outstanding common shares held by this shareholder's estate upon his death. The agreement was amended in June 1996. Under the amended agreement, the Company may at its option purchase the outstanding shares from the shareholder at any time. The purchase price under the amended agreement was negotiated between the Company and the Retiring Shareholder. In 1997, the Company exercised its option to purchase the stockholder's outstanding shares (See Note 11).

     Pursuant to the agreement, the Company was required to make monthly distributions to each shareholder of $61,736 beginning in July 1992 until closing of the repurchase. The 1992 agreement required that an escrow account be established into which the non-Retiring Shareholder was required to deposit his pro rata share of these distributions. Under the provisions of the 1992 agreements, the non-Retiring Shareholder remitted those funds back to the Company in exchange for subordinated notes payable. The 1996 amended agreement allows the non-Retiring Shareholder to retain his pro rata share of the monthly distributions. The $1,938,408 and $1,706,683 balance in shareholder notes payable at December 31, 1996 and 1997, respectively, represents the amounts remitted back to the Company by the non-Retiring Shareholder under the original agreement, plus accrued interest at the prime rate. At December 31, 1996, this amount was payable on demand. During September 1997, the note was amended to include a 24-month repayment schedule.


8. STOCK OPTIONS

     In 1994, the Company formalized the 1994 Stock Plan (the "1994 Plan") which will terminate in March 2005, unless sooner terminated by the Board of Directors. The 1994 Plan provided that an aggregate of 499,890 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price and vesting terms will be fixed by the compensation committee on the date of grant. The 1994 Plan permits the grant of options for a term of up to 10 years. Under the terms of the 1994 Plan, the Company committed to grant certain options to an officer and two former employees of the Company effective at the time the Company purchased the outstanding shares of the Retiring Shareholder. The measurement date for compensation related to these options did not occur until the repurchase of the shares from the Retiring Shareholder. The repurchase of the shares from the Retiring Shareholder was consummated on September 22, 1997. Accordingly, the Company recognized compensation expense of approximately $2.1 million in connection with the options at the measurement date. Since certain of the employees to whom the options were committed were no longer employed by the Company, the accrued compensation includes provisions for the estimated amounts to be paid to these former employees in connection with their option commitments for 333,260 shares as well as other accrued amounts. Also included in the $2.1 million is $707,500 in non-cash compensation expense representing the difference in the fair value of the options and the exercise price at the date of grant for 166,630 options granted to an existing officer. These options vested immediately upon issuance. The Company did not grant any options under the 1994 Plan during the years ended December 31, 1995 and 1996.

     In 1997, the Company established the 1997 Stock Plan (the "1997 Plan") which will terminate in August 2007, unless sooner terminated by the Board of Directors, for the purpose of attracting and retaining certain key employees of the Company. The 1997 Plan provided that an aggregate of 500,000 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price and vesting terms will be fixed by the compensation committee on the date of grant. The 1997 Plan permits the grant of options for a term of up to ten years. The Company granted 19,998 options under the 1997 Plan during the year ended December 31, 1997 of which 16,665 vest over 24 months and 3,333 vested immediately upon issuance. Accordingly, the Company recognized non-cash compensation expense of approximately $30,600 representing the difference in the fair value of the options and the exercise price at the date of grant.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those

                               BTI TELECOM CORP.

8. STOCK OPTIONS -- Continued

plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income (loss) and, if presented, earnings (loss) per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25. In accordance with SFAS No. 123, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted to employees of the Company using the minimum value option method and the following weighted average assumptions in 1997:


  Risk-free interest rate ...........   5.46%
  Expected dividend yield ...........      0%
  Expected lives ....................   1.5 years

     The Company's pro forma information for the year ended December 31, 1997 had the Company accounted for this plan in accordance with SFAS No. 123 is as follows:


  Pro forma net loss .................     $ (10,648,581)
  Pro forma loss per share ...........     $        (.62)

     Stock option activity under each of these plans for the year ended December 31, 1997 was as follows:



                                                                       1994 Plan                  1997 Plan
                                                                ------------------------   ------------------------
                                                                   Number       Option        Number       Option
                                                                 of Shares       Price      of Shares       Price
                                                                -----------   ----------   -----------   ----------
   Options outstanding at December 31, 1996 .................          --           --            --           --
    Granted .................................................     166,630       $ 1.47        19,998       $ 0.01
    Exercised ...............................................          --           --            --           --
    Canceled ................................................          --           --            --           --
                                                                  -------       ------        ------       ------
   Options outstanding at December 31, 1997 .................     166,630       $ 1.47        19,998       $ 0.01
                                                                  =======       ======        ======       ======
   Options exercisable at December 31, 1997 .................     166,630       $ 1.47         5,416       $ 0.01
                                                                  =======       ======        ======       ======
   Options available for grant at December 31, 1997 .........     333,260                    480,002
                                                                  =======                    =======

     The weighted-average remaining contractual life of options outstanding as of December 31, 1997 is 7.5 years. The weighted-average exercise price of options granted during 1997 and outstanding as of December 31, 1997 is $1.31. The exercise price was less than the market price on the date of grant for all options issued.

     The weighted average fair value of the 186,628 options granted in 1997 was approximately $4.54 (this number of options excludes the options to acquire 333,260 shares committed to former employees for which the Company has provided for the estimated amounts to be paid to these former employees in connection with the options). At December 31, 1997, the Company has reserved 999,890 shares of common stock for future issuance related to the stock option plans.


9. INCOME TAXES

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," in February 1992. As a result of its conversion from S Corporation to C Corporation status (see Note 11), the Company adopted the provisions of this standard, the cumulative effect of which is reflected in its financial statements for the twelve months ended December 31, 1997.

     At December 31, 1997, the Company had a net operating loss carryforward of approximately $6.9 million for income tax purposes which will begin to expire in the year 2012.

                               BTI TELECOM CORP.

9. INCOME TAXES -- Continued

     The tax effects of temporary differences at December 31, 1997 that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:


    Deferred tax liabilities:
  Tax over book depreciation ................    $1,437,000
  Line install fees .........................       744,000
  FiberSouth asset purchase .................       555,436
  Accrual to cash conversion ................        10,000
                                                 ----------
    Total deferred tax liabilities ..........     2,746,436
    Deferred tax assets:
  Stock options .............................       660,000
  Group insurance reserve ...................        69,000
  Net operating loss carryforward ...........     2,770,000
                                                 ----------
    Total deferred tax assets ...............     3,499,000
    Less: valuation allowance ...............     1,326,000
                                                 ----------
    Net deferred tax liabilities ............    $  573,436
                                                 ==========

     The following unaudited pro forma income tax information is presented in accordance with SFAS 109 as if the Company had been a C Corporation subject to federal and state income taxes throughout all periods presented. Accordingly, all deferred tax assets and liabilities and related income tax expense associated with the retroactive adoption of SFAS 109 are reflected in the Company's balance sheet and statement of operations as of and for the year ended December 31, 1997.



                                                                                Year Ended December 31,
                                                                              ---------------------------
                                                                                  1995           1996
                                                                              -----------   -------------
Earnings before pro forma adjustments .....................................    $370,829      $2,605,899
Pro forma statement:
  Provision for income taxes to increase tax expense to estimated effective
   rate of 42% ............................................................     155,748       1,094,478
                                                                               --------      ----------
  Pro forma net income ....................................................    $215,081      $1,511,421
                                                                               ========      ==========

10. COMMITMENTS

     The Company has signed a commitment with a municipality to finalize the terms of the Company's planned $3.1 million charitable contribution to partially fund the construction of a performing arts center. The contribution, which will be in a combination of cash and in-kind (telephone and data transmission service), will be paid over a ten year period beginning in 1998.

     On October 31, 1997, the Company signed a contract for the right to use certain optical fibers in a fiber optic communication system. Under the agreement, the Company will pay approximately $50.1 million over the construction period of the system (estimated to be 18 months), approximately $10 million of which was paid in December 1997. Payments under the agreement are capitalized and amortized over the shorter of the useful life of the asset or the term of the agreement.


11. ISSUANCE OF SENIOR NOTES AND RELATED TRANSACTIONS

     In September 1997, the Company issued ten-year notes (the "Notes") with a principal value of $250 million (the "Offering"). The Notes bear interest at the rate of 10 1/2% per annum, payable semiannually in cash on each March 15 and September 15, commencing March 15, 1998 and mature in 2007. Pursuant to the pledge agreement executed in connection with the issuance of the Notes, the Company utilized $74.1 million of the loan

                               BTI TELECOM CORP.

11. ISSUANCE OF SENIOR NOTES AND RELATED TRANSACTIONS -- Continued

proceeds to purchase a portfolio of pledged securities that are being held as security for the payment of the first six scheduled interest payments due on the Notes. The payments to be made in 1998, $25,015,828, represent the current portion of restricted cash in the balance sheet and the remaining balance is included in restricted cash, non-current.

     In connection with the Offering, the Company also consummated the following transactions:

(i) The Company entered into an amended and restated credit facility which will provide the Company with up to $60.0 million of availability to be used for working capital and other uses, including capital expenditures. The Company repaid all indebtedness outstanding under its existing credit agreement together with accrued interest thereon.

(ii) The Company repurchased the 50% interest in the Company not held by the Company's Chairman and Chief Executive Officer under the terms of the Common Stock Repurchase Agreement (See Note 7).

(iii) Effective September 30, 1997, the Company acquired certain assets and the related business of FiberSouth, Inc. ("FiberSouth") for cash and assumption of debt. The acquisition was accounted for using the historical basis of the assets acquired under the provisions of AIN No. 39 of APB No. 16, "Business Combinations". The transaction resulted in the acquisition of approximately $3.1 million in net assets and a corresponding charge to equity of $32.2 million. Accordingly, the acquisition is reflected in the Company's statement of financial position at December 31, 1997. The operations of FiberSouth, Inc. from January 1, 1997 through the effective date of the transaction are not reflected in the Company's statement of operations for the year ended December 31, 1997.

(iv) The Company converted from an S corporation to a C corporation subject to income tax (the "Reorganization").

(v) The Company's Board of Directors approved an increase in the number of no par value common stock authorized from 200,000 to 100,000,000. The Board of Directors also authorized 10,000,000 shares $0.01 par value preferred stock. As of December 31, 1997, there were no shares of preferred stock outstanding.


12. SIGNIFICANT CUSTOMER

     During 1997 one customer accounted for approximately 12% of consolidated revenue.


13. SUBSEQUENT EVENT

     In January 1998, the Company exchanged all of its 10 1/2% Notes outstanding in $1,000 principal amounts ("Initial Notes") for $250 million in $1,000 principal amounts of Exchange Notes ("Exchange Notes"). The Exchange Notes have been registered under the Securities Act of 1933, as amended, and are identical in all material respects to the terms of the Initial Notes for which they were exchanged, except for certain transfer restrictions and registration rights relating to the Initial Notes.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BTI TELECOM CORP.


Date: May 7, 1998                           By:     /S/ PETER T. LOFTIN
                                                ----------------------------
                                                      Peter T. Loftin,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



               Signature                             Title                   Date
--------------------------------------   -----------------------------   ------------
 /S/ PETER T. LOFTIN                     Chairman, Chief Executive       May 7, 1998
-------------------------------------    Officer (Principal Executive
 Peter T. Loftin                         Officer) and Director


 /S/ BRIAN K. BRANSON                    Chief Financial Officer         May 7, 1998
-------------------------------------    (Principal Financial and
 Brian K. Branson                        Accounting Officer) and
                                         Director


 /S/ THOMAS F. DARDEN                    Director                        May 7, 1998
-------------------------------------
 Thomas F. Darden

/S/ WILLIAM M. MOORE, JR.                Director                        May 7, 1998
-------------------------------------
 William M. Moore, Jr.

/S/ R. MICHAEL NEWKIRK                   Director                        May 7, 1998
-------------------------------------
 R. Michael Newkirk

/S/ PAUL J. RIZZO                        Director                        May 7, 1998
-------------------------------------
 Paul J. Rizzo

                               BTI TELECOM CORP.


                          ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                               INDEX TO EXHIBITS



 Exhibit No.                                                 Description
-------------   ----------------------------------------------------------------------------------------------------
  2.1*          Agreement and Plan of Merger dated as of September 17, 1997, among Business Telecom, Inc., BTI
                Telecom Corp., and BTI OpCo Inc.
  2.2*          Asset Purchase Agreement dated September 17, 1997, between FiberSouth, Inc. and Business
                Telecom, Inc.
  3.1*          Articles of Incorporation of BTI Telecom Corp.
  3.2           Bylaws of BTI Telecom Corp., as amended.
  4.1*          Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and
                First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due
                2007 of BTI Telecom Corp.
  4.2*          Registration Rights Agreement dated September 22, 1997, between BTI Telecom Corp. and Morgan
                Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
  4.3*          Pledge and Security Agreement dated as of September 22, 1997, from BTI Telecom Corp., as
                Pledgor, and Business Telecom, Inc., as Guarantor, to First Trust of New York, National
                Association, as Trustee.
 10.1*          1994 Stock Plan.
 10.2*          1997 Stock Plan.
 10.3*          Second Amended and Restated Loan Agreement dated September 22, 1997, between Business
                Telecom, Inc. and General Electric Capital Corporation and the other financial institutions party thereto from time to time as Lenders and General Electric Capital Corporation as Agent.
 10.4*          Future Advance Promissory Note, dated June 30, 1997, made by ComSouth Cable International,
                Inc. in favor of Business Telecom, Inc.
 10.5*          Subordinated Promissory Note, dated August 31, 1997, made by Business Telecom, Inc. in favor of
                Peter T. Loftin.
 10.6*          Employment Letter Agreement, dated March 20, 1997 and March 26, 1997, between FiberSouth,
                Inc. and H.A. (Butch) Charlton, as amended effective October 1, 1997.
 10.7*          Interconnection Agreement, dated November 5, 1997, between Business Telecom, Inc. and
                BellSouth Telecommunications, Inc.
 10.8*          Lease, dated May 13, 1994, between RBC Corporation and Business Telecom, Inc., as amended
                March 1, 1995, November 30, 1995 and May 15, 1997.
10.9 +          IRU Agreement dated October 31, 1997, between QWEST Communications Corporation and
                Business Telecom, Inc.
 10.10          Letter Agreement, dated May 6, 1998, between General Electric Capital Corporation and Business
                Telecom, Inc.
 10.11          Amendment Four to Lease Agreement, dated March 27, 1998, between RBC Corporation and
                Business Telecom, Inc.
 21.1           Subsidiaries of BTI Telecom Corp.
 27.1           Financial Data Schedule for the Year Ended December 31, 1997.

----------
* Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-41723).

+ Confidential treatment requested.