Form 10-Q
period 1998-03-31
BTI TELECOM CORP
filed 1998-05-15
CIK 1050524

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            From the transition period from ___________ to __________

                        Commission file number 333-41723

                                BTI Telecom Corp.
             (Exact name of registrant as specified in its charter)


          North Carolina                                        56-2047220
  (State or other jurisdiction                                (I.R.S.Employer
 of incorporation or organization)                           Identification No.)

4300 Six Forks Road, Suite 500,  Raleigh, North Carolina            27609
           (Address of principal executive offices)              (Zip Code)

                                  (800)849-9100

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X___No____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

No Par Value Common Stock  100,000,000  shares as of May 13, 1998

                                BTI Telecom Corp.

                                    Form 10-Q
                                      Index

                                                                          Page
                                                                         Number
                                                                         ------
Part I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Operations for the three
                  months ended March 31, 1998 and March 31, 1997              3

                  Consolidated Balance Sheets as of March 31, 1998 and
                  December 31, 1997                                           4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1998 and March 31, 1997              5

                  Notes to Consolidated Financial Statements                  6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

Part II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                           13

     Signature                                                               14

     Index to Exhibits                                                       15

                                BTI Telecom Corp.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months
                                                         Ended March 31,
                                                 ------------------------------
(In thousands, except per                            1998             1997
     share data)                                 -------------    -------------

Revenue                                          $  55,085        $  46,772

Cost of services                                    41,108           32,378
                                                 -------------    -------------

        Gross profit                                13,977           14,394

Selling, general and
     administrative expenses                        15,580           11,994
Depreciation and amortization                        2,254            1,590
                                                 -------------    -------------

Income (loss) from operations                       (3,857)             810

Other income (expense):
        Interest expense                            (6,396)            (505)
        Interest income                              1,882               --
                                                 -------------    -------------
Income (loss) before income taxes                   (8,371)             305

Income taxes                                            --               --
                                                 -------------    -------------

Net income (loss)                                $  (8,371)       $     305
                                                 =============    =============


Basic and diluted earnings (loss) per share      $   (0.08)       $      --
                                                 =============    =============

Weighted average shares outstanding                100,000          200,000
                                                 =============    =============


See accompanying notes.

                                BTI Telecom Corp.
                           Consolidated Balance Sheets

                                                            March 31, 1998     December 31,
(Dollars in thousands, except share data)                     (Unaudited)          1997
                                                             -------------    -------------
Assets
Current assets:
      Cash and cash equivalents                              $  58,880        $  67,009
      Restricted cash                                           25,824           25,016
      Accounts receivable, less allowance
          of $5,000 and $4,825, respectively                    28,552           22,710
      Other current assets                                       1,952            2,296
                                                             -------------    -------------
          Total current assets                                 115,208          117,031

Equipment, furniture and fixtures
      Equipment, furniture and fixtures                         58,179           53,744
      Construction in progress                                  15,544           10,154
      Less: accumulated depreciation                           (21,006)         (19,321)
                                                             -------------    -------------
          Total equipment, furniture and fixtures               52,717           44,577
                                                             -------------    -------------

       Other assets, net                                        11,585           11,916
       Restricted cash, non-current                             37,815           50,026
                                                             -------------    -------------
Total assets                                                 $ 217,325        $ 223,550
                                                             =============    =============

Liabilities and shareholder's deficit
Current liabilities:
      Accounts payable and accrued expenses                  $  38,580        $  30,466
      Accrued interest                                           1,180            7,232
      Other liabilities                                          2,721            2,491
                                                             -------------    -------------

          Total current liabilities                             42,481           40,189

Long-term debt                                                 250,000          250,000
Other long-term liabilities                                      2,780            2,935
                                                             -------------    -------------
          Total liabilities                                    295,261          293,124

Shareholder's deficit:
      Common stock, no par value, authorized                        37              37
          500,000,000 shares, issued and outstanding
          100,000,000 shares in 1998 and 200,000,000 shares
          in 1997
      Additional paid-in capital                                   750              738
      Accumulated deficit                                      (78,723)         (70,349)
                                                             -------------    -------------

          Total shareholder's deficit                          (77,936)         (69,574)
                                                             -------------    -------------

Total liabilities & shareholder's deficit                    $ 217,325        $ 223,550
                                                             =============    =============


See accompanying notes.

                                BTI Telecom Corp.
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                               Three Months
                                                                               Ended March 31,
                                                                        ----------------------------
(Dollars in thousands)                                                      1998             1997
                                                                        ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                                       $ (8,371)       $    305
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
    Depreciation and amortization                                          2,254           1,590
    Deferred interest expense on shareholder note                              0              44
    Non-cash compensation related to stock options                            12              --
Changes in operating assets and liabilities:
    Accounts receivable, net                                              (5,842)         (2,257)
    Other current assets                                                     (53)           (114)
    Accounts payable and accrued expenses                                  7,949           1,905
    Accrued interest                                                      (5,657)             16
    Other liabilities                                                        493               7
                                                                        ------------    ------------
Net cash (used in) provided by operating activities                       (9,215)          1,496

INVESTING ACTIVITIES:
Change in restricted cash                                                 11,403              --
Purchases of equipment, furniture and fixtures, net                       (9,826)         (1,695)
Line access fees                                                            (102)           (255)
                                                                        ------------    ------------
Net cash provided by (used in) investing activities                        1,475          (1,950)

FINANCING ACTIVITIES:
Net proceeds of long-term debt                                                 --          1,394
Decrease in other long-term liabilities                                     (254)           (167)
Increase in deferred financing costs and other assets                       (135)             --
Dividends paid                                                                --            (370)
                                                                        ------------    ------------
Net cash (used in) provided by financing activities                         (389)            857
                                                                        ------------    ------------

(Decrease) increase in cash and cash equivalents                          (8,129)            403

Cash and cash equivalents at beginning of period                          67,009             963
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $ 58,880        $  1,366
                                                                        ============    ============


Supplemental disclosure of cash flow information:
Cash paid for interest                                                  $ 12,733        $    489

Supplemental schedule of non-cash investing and financing activities:
Transfer of paging equipment from inventory to equipment                $    --         $     74
                                                                        ============    ============


See accompanying notes.

                               BTI Telecom Corp.
                   Notes to Consolidated Financial Statements

Note 1:  The Company and Significant Accounting Policies

Basis of Presentation

     The "Company" refers to BTI Telecom Corp. ("BTITC") and its wholly owned subsidiary, Business Telecom, Inc. ("BTI"). The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment, Furniture and Fixtures

     During the fourth quarter of 1997, the Company commenced construction on certain capital projects, including its longhaul fiber optic network. Interest costs associated with the construction of capital assets are capitalized. The total amount capitalized for the three month period ending March 31, 1998 was $0.3 million. Interest costs were not capitalized in prior periods because the amounts were not material to the Company's results of operations or financial position.

Note 2: Long-Term Debt

     In 1997, the Company amended and restated its existing credit facility to provide a $60.0 million revolving credit facility to be used for working capital and other purposes. The loan document contains various financial covenants with which the Company must comply on a quarterly basis. As of March 31, 1998, the Company was not in compliance with certain covenants, however, the lender has granted waivers of such noncompliance through March 31, 1998. There were no amounts outstanding under this credit facility as of March 31, 1998.

Note 3:  New Accounting Pronouncement

     As of  January  1,  1998,  the  Company  implemented  Financial  Accounting
Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholder's equity. SFAS 130 requires

                               BTI Telecom Corp.
                   Notes to Consolidated Financial Statements

unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in shareholder's equity, to be included in comprehensive income. There are no material differences between net income and comprehensive income as defined by SFAS 130 for the periods presented.

     The FASB has issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. In the initial year of application, comparative information for earlier years is to be restated.

Note 4:  Commitments and Contingencies

     During 1997 the Company signed a contract for the irrevocable right to use certain optical fibers in a communication system. Commitments under this contract will total approximately $50 million over the next 18 month period, $12.5 million of which was fulfilled through March 31, 1998. Payments under the agreement have been capitalized and included in the "Construction in Progress" caption in the consolidated balance sheets. In addition, certain other commitments have been made for the purchase of equipment in connection with the Company's capital program.

Note 5:  Subsequent Events

     Stock Split - In April 1998, the Board of Directors approved a 10-for-1 split of the outstanding common stock of the Company in the form of a stock dividend with no change in the par value of common stock authorized and outstanding, and increased the number of common shares authorized from 100 million to 500 million. Historical share and per share data have been retroactively adjusted to reflect these changes where appropriate.

     Stock Option Repurchase- In 1994 the Company entered into agreements with certain former employees to repurchase stock options that had been granted under the Company's 1994 Stock Plan. The measurement date for compensation relating to the stock options did not occur until September 1997, at which time an estimate for this liability was recorded. In addition, the Company assumed certain stock repurchase obligations in connection with its acquisition of the fiber optic assets of FiberSouth, Inc. ("FiberSouth") in 1997. In May 1998, the Company satisfied these obligations to a former employee in accordance with the repurchase agreements. As a result of this transaction, the Company will record a $1.5 million adjustment to equity in the second quarter of 1998 for the difference between the estimated liability and the actual settlement amount. This adjustment represents a reallocation of the original FiberSouth purchase price.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

               For the Three Months Ended March 31, 1998 and 1997

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include but are not limited to: high leverage; the ability to service debt; significant capital requirements; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the March 31, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (File No. 333-41723).

Business of the Company

     The Company ("BTITC" or the "Company"), which began operations in 1984 as Business Telecom, Inc., provides integrated telecommunications services primarily to small-to-medium sized business customers, concentrated in the southeastern United States. During 1997, Business Telecom, Inc. ("BTI") was reorganized into a new corporate structure comprised of BTI Telecom Corp. as the parent company and Business Telecom, Inc. as a wholly owned subsidiary. The Company provides a broad array of services, including local, long distance, Internet access, frame relay, high-speed data transmission, data network management and paging.

Results of Operations

Revenue

     Revenue was $55.1 million for the first quarter of 1998, representing an $8.3 million or 17.8% increase over the first quarter of 1997. The growth in revenue was primarily driven by an increase in wholesale revenue. Wholesale revenue increased $7.2 million over the same quarter in the prior year, comprising 44.3% and 36.8% of total revenue for the first quarter of 1998 and 1997, respectively. Also contributing to this increase was the effect of the Company's acquisition of the fiber optic assets of FiberSouth, Inc. ("FiberSouth") in September 1997. Revenue for the first three months of 1998 includes $1.7 million from business acquired in this purchase. These increases in revenue were partially offset by a decline in integrated services revenue due primarily to retail long distance rate decreases and increasing competitive pressures. As the Company anticipated, integrated services revenue continues to be impacted by the implementation of its new sales compensation structure. However, the Company experienced improvement in new integrated services sales during the first quarter of 1998 as compared to the same period of 1997. Although there can be no assurances, management believes that this trend will continue.

Cost of Services

     Cost of services was $41.1 million and $32.4 million in the first three months of 1998 and 1997, respectively. As a percentage of revenue, costs of services increased from 69.2% in the first quarter of 1997 to 74.6% in the first quarter of 1998. The increase in this percentage resulted primarily from a shift in the Company's revenue mix to a higher proportion of wholesale traffic. In addition, a larger percentage of the Company's wholesale revenue was from international traffic, which yields a lower margin percentage than domestic wholesale traffic. The effect of spreading fixed network costs over a smaller integrated services revenue base also contributed to the increase in cost of services as a percentage of revenue in the first quarter of 1998. Additionally, the introduction of Competitive Local Exchange Carrier ("CLEC") services contributed to lower gross margins because these services are initially being offered on a resale basis. The Company expects that the margins for local services will improve as it begins to offer these services using its own local switching facilities.

     Costs of services has also been adversely impacted by regulatory matters, including increased costs related to the public payphone compensation order. A Federal Communications Commission ("FCC") ruling established, effective October 1997, a "per call compensation plan" that provides payphone service providers with compensation for calls completed using their payphones. During the first quarter of 1998, the Company began assessing a surcharge to these payphone users in order to recover the amount of compensation and related costs ordered by the FCC.

     Construction of the longhaul fiber optic network and the continuing effect of access charge reform is expected to reduce the Company's network costs in the future. Management anticipates that its longhaul fiber optic network will be substantially operational by mid-1999. In addition, the Company continues to evaluate strategies to reduce its cost of services and improve the reliability and efficiency of the network.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses were $15.6 million or 28.3% of revenue in the first quarter of 1998 as compared to $12.0 million or 25.6% of revenue in the same period in 1997. The increase in SG&A as a percentage of revenue is largely attributable to the introduction of the Company's integrated CLEC services in the fourth quarter of 1997. The Company has made significant investments in human resources and increased marketing and advertising efforts relating to these new CLEC services. These investments are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth in 1998 and beyond. In addition, the Company is investing resources to facilitate the deployment of its fiber optic network.

     Depreciation and amortization increased $0.7 million or 41.7% in the first quarter of 1998 as compared to the first quarter of 1997. This increase is primarily due to capital expenditures which are related to the expansion of its existing operations centers and support infrastructure to handle increased traffic volume and expanded service offerings.

Other Income (Expense)

     Interest expense was $6.4 million in the first quarter of 1998 as compared to $0.5 million in the same period in the prior year. This increase is primarily attributable to the Company's issuance in September 1997 of $250.0 million 10 1/2% Senior Notes due in 2007. The additional borrowings were obtained to finance capital expenditures and operational expansion primarily related to the longhaul fiber optic network and the Company's migration to a facilities-based CLEC.

     Interest income increased to $1.9 million in 1998 due to the investment of a portion of the proceeds of the September 1997 Senior Note offering.

Income Taxes

     The Company generated a net loss for the year ended December 31, 1997 and during the quarter ended March 31, 1998. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue for the foreseeable future. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

     Prior to the Company's reorganization during 1997, BTI elected to be taxed for federal and state income tax purposes as an S corporation under the provisions of the Internal Revenue Code, accordingly, income, losses and credits were passed through directly to the shareholders rather than being taxed at the corporate level. Throughout the period of time that BTI was an S Corporation, shareholders were provided the funds necessary to meet tax obligations arising from income earned by BTI in the form of a dividend. The Company will continue to reimburse shareholders for any tax obligations arising from the income earned by BTI while it was an S Corporation. The Company believes that any such reimbursements will not have a material effect on the Company's financial condition or results of operations.


EBITDA

     Earnings before interest, taxes, depreciation and amortization and other non-cash charges (EBITDA) is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. The Company experienced negative EBITDA of $1.6 million and $2.1 million for the three-month periods ending March 31, 1998 and December 31, 1997, respectively, and positive EBITDA of $2.4 million in the first three months of 1997. It is anticipated that this trend will continue for the near future as the Company expands its CLEC service offerings. The EBITDA losses the Company has experienced for the last two consecutive quarters are primarily attributable to the increases in cost of services resulting from the change in revenue composition and the additional SG&A expenses associated with the Company's migration to a facilities-based CLEC.

Liquidity and Capital Resources

     The Company has funded its operations and growth primarily from operating cash flows, capital leases and borrowings. During the first three months of 1998 the Company used $9.2 million for operating activities as compared to generating $1.5 million of cash from operations during the same period in 1997. The primary driver of this change is the net loss of $8.4 million experienced during the first three months of 1998, of which $6.4 million is attributable to interest expense related to the issuance of the $250.0 million 10 1/2% Senior Notes in September 1997.

     Cash provided by investing activities during the first three months of 1998 amounted to $1.5 million. This results primarily from the Company's utilization of its restricted cash to fund the March 1998 interest obligation on the Senior Notes. The restricted cash balance as of the end of the first quarter 1998 includes proceeds from the Senior Note offering placed in escrow to secure the next five scheduled interest payments. In the first three months of 1997, the Company used $2.0 million for investing activities. The primary use of cash for both periods was for capital expenditures. The increase in capital expenditures from $1.7 million in the first quarter of 1997 to $9.8 million in the first quarter of 1998 was primarily due to construction of the longhaul fiber optic network and purchases of equipment for the development of the Company's facilities-based local service business. In addition, cash used for investing activities includes the capitalization of line access fees, which represent installation charges paid primarily to the incumbent local exchange carriers ("ILECs") for securing additional leased fiber optic facilities.

     Cash used for financing was $0.4 million for the first quarter of 1998, primarily due to payments made on the note payable to shareholder and payments on capital leases. During the first quarter of 1997, financing activities provided the Company with $0.9 million of cash, primarily as a result of net borrowings on working capital and long-term credit facilities. The dividends paid during the first quarter of 1997 were in accordance with the terms of a shareholders agreement that terminated in September 1997 in conjunction with the Company's reorganization.

     In September 1997, the Company issued $250.0 million 10 1/2% Senior Notes due 2007. The Indenture governing the Senior Notes requires the Company to comply with certain financial covenants, including restrictions on the Company's ability to pay dividends. As of March 31, 1998, the Company was in compliance with all such covenants.

     As of March 31, 1998, the Company had a $60.0 million Revolving Credit Facility ("Credit Facility") available to be used for working capital or other purposes based upon the Company's EBITDA. Borrowings under the Credit Facility bear interest at the 30, 60, or 90 day London Interbank Offered Rate ("LIBOR") or prime rate, plus an applicable spread which varies based upon the Company's financial position. At March 31, 1998, no amounts were outstanding under the Credit Facility. The Credit Facility requires the Company's compliance with various financial and administrative covenants, including among others, covenants limiting the ability of BTITC to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the Credit Facility contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. As of March 31, 1998, the Company was not in compliance with certain of these covenants. The lender has waived the covenant violations through March 31, 1998. Based upon current estimates, management anticipates that the Company may not be in compliance with all covenants at June 30, 1998. The Company is currently in the process of negotiating an amendment to the Credit Facility with the lender to ensure that it has access to funds under the facility to the extent necessary to meet the Company's needs. Although the Company anticipates that an amendment to the existing Credit Facility will be successfully negotiated, there can be no assurance that there will be availability for borrowing. Consequently, the Company's liquidity will be dependent upon the results of future operations, the ability to modify its existing business plan, as well as available sources of financing, including potential future private or public debt or equity financings. There can be no assurance that the Company will be able to meet its loan covenants, achieve its operating plan or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on the Company's business and operations.

Capital Spending

     Through March 1998, capital expenditures were approximately $9.8 million as compared to $1.7 million in the prior year. Capital expenditures during the first quarter of 1998 included $5.4 million related to the longhaul fiber optic network and $2.8 million in switching and related equipment primarily for the Company's CLEC operations. The Company expects to require significant capital for its future capital expenditure and working capital requirements. The Company plans to spend a total of approximately $200 million (with respect to which it has commitments for $50 million) on its capital program through the year 2002. A substantial portion of these planned capital expenditures will be related to the longhaul fiber optic network and purchases of switches and related equipment to facilitate the offering of local services. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the Company's industry. Although there can be no assurance, management believes that cash on hand, borrowings expected to be available under the Credit Facility and cash flow from operations will be sufficient to expand the Company's business as currently planned for the next 12 months. The Company also may require additional capital in the future (or sooner than currently anticipated) for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include cash flow from operations and public and private debt and equity offerings, which would be subject to provisions in the Indenture requiring the Company to maintain certain financial ratios in order to incur additional indebtedness.

Year 2000 Issues

     The Company has developed a plan designed to ensure that its key computer systems will be Year 2000 compliant in advance of December 31, 1999. The plan includes review and revision, where necessary, of computer applications that directly connect elements of the Company's business with customers, major suppliers and third party network service providers. Any failure by such vendors or third party network service providers to resolve Year 2000 issues on a timely basis, or in a manner that is compatible with the Company's systems, could have a material adverse effect on the Company.

     Implementation of the plan began in 1997 and will continue through 1999. It involves capital expenditures for new software and hardware and modification of existing software. In most cases these modifications will not only provide for Year 2000 compliance, but will also otherwise enhance the Company's operations. In many cases, these changes will merely be an acceleration of previously planned improvements.

     Based upon its initial evaluation, the Company does not expect it will encounter Year 2000 systems problems or compliance costs that could materially impact operations or financial results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses. Failure to implement such changes could have an adverse effect on future results of operations.

New Accounting Standards

     As of  January  1,  1998,  the  Company  implemented  Financial  Accounting
Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholder's equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in shareholder's equity, to be included in comprehensive income. There are no material differences between net income and comprehensive income as defined by SFAS 130 for the periods presented.

     The FASB has issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. In the initial year of application, comparative information for earlier years is to be restated.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)      See Exhibit Index


(b)      Reports on Form 8-K filed during the quarter:  None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BTI Telecom Corp.
                         ----------------------------------------------
                                          (Registrant)






Dated: May 15, 1998              /s/Brian Branson
                              By: --------------------------------
                                  Brian Branson
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS




Exhibit
Number                       Description
------                       -----------

27                       Financial Data Schedule