Form 10-Q
period 1998-06-30
BTI TELECOM CORP
filed 1998-08-14
CIK 1050524

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              From the transition period from ________ to ________

                        Commission file number 333-41723

                                BTI Telecom Corp.
             (Exact name of registrant as specified in its charter)


                  North Carolina                                 56-2047220
           (State or other jurisdiction                       (I.R.S. Employer
         of incorporation or organization)                   Identification No.)

4300 Six Forks Road, Suite 500,  Raleigh, North Carolina           27609
        (Address of principal executive offices)                 (Zip Code)

                                  (800)849-9100

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

No Par Value Common Stock               100,000,000 shares as of August 14, 1998

                                BTI Telecom Corp.

                                    Form 10-Q
                                      Index

                                                                           Page
                                                                          Number
Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Operations for the three
           months ended and for the six months ended June 30, 1998
           and June 30, 1997                                                 3

           Consolidated Balance Sheets as of June 30, 1998 and
           December 31, 1997                                                 4

           Consolidated Statements of Cash Flows for the three
           months ended and for the six months ended June 30, 1998
           and June 30, 1997                                                 5

           Notes to Consolidated Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 16

           Signature                                                        17

           Index to Exhibits                                                18

                                BTI Telecom Corp.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months                   Six Months
(In thousands, except per share data)                 Ended June 30,                Ended June 30,
                                                ------------------------      ------------------------
                                                   1998           1997           1998           1997
                                                ---------      ---------      ---------      ---------
Revenue                                         $  50,721      $  47,675      $ 105,806      $  94,447

Cost of services                                   36,740         32,849         77,848         65,227
                                                ---------      ---------      ---------      ---------
     Gross profit                                  13,981         14,826         27,958         29,220

Selling, general and
   administrative expenses                         16,524         12,077         32,104         24,071
Depreciation and amortization                       2,395          1,500          4,649          3,090
                                                ---------      ---------      ---------      ---------
Income (loss) from operations                      (4,938)         1,249         (8,795)         2,059

Other income (expense):
     Interest expense                              (6,355)          (408)       (12,751)          (913)
     Interest income                                1,587             26          3,469             26
                                                ---------      ---------      ---------      ---------
Income (loss) before income taxes                  (9,706)           867        (18,077)         1,172

Income taxes                                           --             --             --             --

Net income (loss)                               $  (9,706)     $     867      $ (18,077)     $   1,172
                                                =========      =========      =========      =========

Basic and diluted earnings (loss) per share     $   (0.10)     $    0.00      $   (0.18)     $    0.01
                                                =========      =========      =========      =========

Weighted average shares outstanding               100,000        200,000        100,000        200,000
                                                =========      =========      =========      =========

See accompanying notes.

                                BTI Telecom Corp.
                           Consolidated Balance Sheets

(Dollars in thousands)                                          June 30, 1998      December 31,
                                                                 (Unaudited)           1997
                                                                ------------    -----------------
Assets
Current assets:
    Cash and cash equivalents                                     $  44,067         $  67,009
    Restricted cash                                                  25,084            25,016
    Accounts receivable, less allowance of $5,259
        and $4,825, respectively                                     27,548            22,710
    Other current assets                                              4,259             2,296
                                                                  ---------         ---------
        Total current assets                                        100,958           117,031

Equipment, furniture and fixtures:
    Equipment, furniture and fixtures                                73,993            53,744
    Construction in progress                                         17,683            10,154
    Less: accumulated depreciation                                  (23,607)          (19,321)
                                                                  ---------         ---------
        Total equipment, furniture and fixtures                      68,069            44,577

     Other assets, net                                               12,293            11,916
     Restricted cash, non-current                                    37,047            50,026
                                                                  ---------         ---------
Total assets                                                      $ 218,367         $ 223,550
                                                                  =========         =========

Liabilities and shareholder's deficit:
Current liabilities:
    Accounts payable and accrued expenses                         $  44,423         $  30,055
    Accrued interest                                                  7,743             7,232
    Other liabilities                                                 3,295             2,902
                                                                  ---------         ---------
        Total current liabilities                                    55,461            40,189

    Long-term debt                                                  250,000           250,000
    Other long-term liabilities                                       2,005             2,935
                                                                  ---------         ---------
        Total liabilities                                           307,466           293,124

Shareholder's deficit:
    Common stock, no par value, authorized                               37                37
        500,000,000 shares, issued and outstanding
        100,000,000 in 1998 and 200,000,000 in 1997
    Additional paid-in capital                                          762               738
    Accumulated deficit                                             (89,898)          (70,349)
                                                                  ---------         ---------
        Total shareholder's deficit                                 (89,099)          (69,574)
                                                                  ---------         ---------
Total liabilities & shareholder's deficit                         $ 218,367         $ 223,550
                                                                  =========         =========

See accompanying notes.

                                BTI Telecom Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six Months
(In thousands)                                                                     Ended June 30,
                                                                             -------------------------
                                                                               1998             1997
                                                                             --------         --------
OPERATING ACTIVITIES:
Net income (loss)                                                            $(18,077)        $  1,172
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
    Depreciation and amortization                                               4,649            3,090
    Non-cash compensation related to stock options                                 24               --
    Deferred interest expense on shareholder note                                  --              (15)
Changes in operating assets and liabilities:
       Accounts receivable, net                                                (4,838)          (1,459)
       Other assets                                                              (390)            (161)
       Accounts payable and accrued expenses                                   15,193            2,349
       Accrued interest                                                        (1,333)              13
       Other liabilities                                                          (24)             (94)
                                                                             --------         --------
Net cash (used in) provided by operating activities                            (4,796)           4,895

INVESTING ACTIVITIES:
Change in restricted cash                                                      12,911             (749)
Purchases of equipment, furniture and fixtures, net                           (27,518)          (4,472)
Line access fees                                                                 (226)            (410)
Settlement of stock and option repurchase obligations                          (2,300)              --
                                                                             --------         --------
Net cash used in investing activities                                         (17,133)          (5,631)

FINANCING ACTIVITIES:
Net proceeds of long-term debt                                                     --            2,360
Decrease in other long-term liabilities                                          (513)            (338)
Increase in deferred financing costs and other assets                            (500)              --
Dividends paid                                                                     --           (1,125)
                                                                             --------         --------
Net cash (used in) provided by financing activities                            (1,013)             897
                                                                             --------         --------
(Decrease) increase in cash and cash equivalents                              (22,942)             161

Cash and cash equivalents at beginning of period                               67,009              504
                                                                             --------         --------
Cash and cash equivalents at end of period                                   $ 44,067         $    665
                                                                             ========         ========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $ 12,895         $    901
                                                                             ========         ========

Supplemental schedule of non-cash investing and financing activities:
Transfer of paging equipment from inventory                                  $    273         $    134
                                                                             ========         ========

See accompanying notes.

Note 1: The Company and Significant Accounting Policies

Basis of Presentation

     The "Company" refers to BTI Telecom Corp. ("BTITC") and its wholly owned subsidiary, Business Telecom, Inc. ("BTI"). The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Equipment, Furniture and Fixtures

     During the fourth quarter of 1997, the Company commenced construction on certain capital projects, including its longhaul fiber optic network. Interest costs associated with the construction of capital assets are capitalized. The total amount capitalized for the three and six month periods ended June 30, 1998 was $0.4 million and $0.7 million, respectively. Interest costs were not capitalized in prior periods because the amounts were not material to the Company's results of operations, cash flows or financial position.

     Costs associated with the longhaul fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. Upon completion of network segments, the associated costs will be transferred into service and depreciated over their useful lives.

Note 2: Long-Term Debt

     Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). The Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30, 60 or 90 day LIBOR rate or the prime rate, plus an applicable margin which varies based on the Company's financial position. The Company is also required to pay a fee of 0.375% per annum on the unused commitment. As of June 30, 1998, there were no amounts outstanding under the Facilities. The Facilities contain various financial covenants with which the Company must comply on a quarterly basis. As of June 30, 1998, the Company was in compliance with all such covenants.

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

     The FASB has issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for financial statements for fiscal years beginning after December 15, 1997. This statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the additional disclosure requirements, if any, that will result from the adoption of SFAS 131.

Note 4: Commitments and Contingencies

     During 1997, the Company signed a contract for the irrevocable right to use certain optical fibers in a communication system. Commitments under this contract will total approximately $50.0 million over the next 18 month period, $16.7 million of which was fulfilled through June 30, 1998. Payments under the agreement have been capitalized and are included in the "Construction in Progress" caption in the consolidated balance sheets. In addition, certain other commitments have been made for the purchase of equipment in connection with the Company's capital program.

Note 5:  Shareholder's Equity

     Stock Split - In April 1998, the Board of Directors and the sole shareholder of the Company approved and the Company effected a 10-for-1 split of the outstanding Common Stock of the Company in the form of a stock dividend with no change in the par value of Common Stock authorized and outstanding, and increased the number of shares of common stock authorized from 100 million to 500 million. Historical share and per share data have been retroactively adjusted to reflect these changes.

     Stock Option Repurchase- In 1994, the Company entered into agreements with certain former employees to repurchase stock options that had been granted under the Company's 1994 Stock Plan. The measurement date for compensation relating to the stock options did not occur until September 1997, at which time an estimate for this liability was recorded. In addition, the Company assumed certain stock repurchase obligations in connection with its acquisition of the fiber optic assets of FiberSouth, Inc. ("FiberSouth") in 1997. In May 1998, the Company satisfied these obligations to a former employee in accordance with the repurchase agreements. As a result of this transaction, the Company recorded a $1.5 million adjustment to equity in the second quarter of 1998 which decreased equity by the difference between the estimated liability and the actual settlement amount. This adjustment represents a reallocation of the original FiberSouth purchase price.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The matters discussed throughout this Form 10-Q, except for historical facts, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include but are not limited to: high leverage; the ability to service debt; significant capital requirements; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the June 30, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (File No. 333-41723).

Business of the Company

     The Company ("BTITC"), which began operations in 1984 as Business Telecom, Inc. ("BTI"), provides integrated telecommunications services to approximately 60,000 customers, primarily small-to-medium sized business customers, concentrated in the southeastern United States. During 1997, BTI was reorganized into a new corporate structure comprised of BTI Telecom Corp. as the parent company and Business Telecom, Inc. as a wholly owned subsidiary. The Company provides a broad array of services, including local, long distance, Internet access, frame relay, high-speed data transmission, data network management and paging.

Results of Operations

Revenue

     Revenue for the second quarter of 1998 and on a year-to-date basis was $50.7 million and $105.8 million, respectively, representing increases of 6.4% and 12.0%, respectively, as compared to the same periods in 1997. The increase in revenue of $3.0 million during the three months ended June 30, 1998 as compared to the same period in 1997 is attributable to a $2.7 million increase in integrated services revenue and a $1.9 million increase in revenue from local services, partially offset by a decrease in wholesale revenue of $1.6 million. The increase in integrated services revenue includes $1.6 million from the business of FiberSouth, Inc. ("FiberSouth"), the fiber optic assets of which were acquired by BTITC in September 1997. Also contributing to the overall growth in integrated services revenue was the impact of certain changes in access charges during 1998 that have been reflected in customer billings, as well as continued improvement in new integrated services sales. For the three months ended June 30, 1998 and 1997, wholesale revenue represented 35.3% and 40.9%, respectively, of total revenue. The decrease in wholesale revenue during the second quarter of 1998 as compared to the same period in the prior year is primarily due to competitive pricing pressures heightened by the effect of access charge reform.

     On a year-to-date basis, the $11.4 million increase in revenue as compared to the same period in 1997 was primarily driven by the Company's wholesale business. Wholesale revenue increased $6.3 million in the six months ended June 30, 1998 as compared to 1997, comprising 40.4% and 38.5% of total revenue in 1998 and 1997, respectively. Also contributing to the increase was $3.2 million in revenue from the previously discussed acquisition of FiberSouth assets. In addition, the Company recognized revenue of $2.5 million from local services for the six month period ended June 30, 1998. These increases in revenue were partially offset by a decline in integrated services revenue on a year-to-date basis, due primarily to retail long distance rate decreases and increasing competitive pressures.

Cost of Services

     Cost of services represented 72.4% and 73.6% of revenue for the three and six month periods ended June 30, 1998, respectively, as compared to 68.9% and 69.1%, respectively, for the same periods in 1997. The higher cost of services percentage for the six month period ended June 30, 1998 as compared to the same period in the prior year reflects the changes in the Company's revenue mix to a higher proportion of wholesale traffic. In addition, a larger percentage of the Company's wholesale revenue was from international traffic, which yields a lower margin percentage than domestic wholesale traffic. For the three month period ended June 30, 1998 as compared to the same period in the prior year, the higher cost of services percentage is driven by the previously discussed effects of competitive pricing and access charge reform. The effect of spreading fixed network costs over a smaller integrated services revenue base also contributed to the increase in cost of services as a percentage of revenue in 1998. In addition, the introduction of Competitive Local Exchange Carrier ("CLEC") services contributed to lower gross margins as these services are initially being offered primarily on a resale basis. However, as the Company completes the installation of its local switches, a significant portion of this service will be provided via company owned facilities, which will have the effect of reducing costs of services for this product offering.

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

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses in the second quarter of 1998 were $16.5 million, or 32.6% of revenue as compared to $12.1 million, or 25.3% of revenue in the same period in 1997. On a year-to-date basis, SG&A expenses were $32.1 million, or 30.3% of revenue in 1998 as compared $24.1 million, or 25.5% of revenue in 1997. The increase in SG&A expenses during 1998 is largely attributable to the significant investments in human resources and increased marketing and advertising efforts associated with the introduction of the Company's CLEC services. These investments are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth in 1998 and beyond. In addition, the Company is expending resources to facilitate the deployment of its fiber optic network.

     Depreciation and amortization was $2.4 million and $4.6 million in the three and six months ending June 30, 1998, respectively, representing increases of 59.7% and 50.5%, respectively, over the same periods in the prior year. The increase in depreciation and amortization is primarily due to capital expenditures related to the expansion of the Company's existing operations centers and support infrastructure to accommodate increased traffic volume and expanded service offerings.

Other Income (Expense)

     Interest expense was $6.4 million in the three months ended June 30, 1998 as compared to $0.4 million in the same period in the prior year. On a year-to-date basis, interest expense was $12.8 million and $0.9 million in 1998 and 1997, respectively. The increase in interest expense during 1998 is primarily attributable to the Company's issuance in September 1997 of $250.0 million 10 1/2% Senior Notes due in 2007 (the "Senior Notes") to finance capital expenditures and the Company's introduction of CLEC services.

     Interest income increased to $1.6 million and $3.5 million in the three and six months ended June 30, 1998, respectively, due to the investment of a portion of the proceeds of the September 1997 Senior Note offering.

Income Taxes

     The Company generated a net loss for the year ended December 31, 1997 and during the three and six month periods ended June 30, 1998. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue for the foreseeable future. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

     Prior to the Company's reorganization during 1997, BTI elected to be taxed for federal and state income tax purposes as an S Corporation under the provisions of the Internal Revenue Code. Accordingly, income, losses and credits were passed through directly to the shareholders rather than being taxed at the corporate level. Throughout the period of time that BTI was an S Corporation, shareholders were provided, in the form of dividends, with the funds necessary to meet tax obligations arising from income earned by BTI. The Company will continue to reimburse shareholders for any tax obligations arising from the income earned by BTI while it was an S Corporation. The Company believes that any such reimbursements will not have a material effect on the Company's financial condition or results of operations.

EBITDA

     Earnings before interest, taxes, depreciation and amortization and other non-cash charges (EBITDA) is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. The Company experienced negative EBITDA of $2.5 million and $4.1 million for the three and six month periods ended June 30, 1998, respectively, and positive EBITDA of $2.7 million and $5.1 million for the three and six month periods ended June 30, 1997, respectively. The Company expects to generate negative EBITDA in the remainder of 1998 as it expands its CLEC offerings and deploys its fiber optic network. The decrease in EBITDA experienced by the Company throughout 1998 is primarily attributable to the increase in cost of services resulting from the change in revenue composition and additional SG&A associated with the Company's introduction of CLEC services.

Liquidity and Capital Resources

     The Company has funded its operations and growth primarily from operating cash flows and borrowings. During the first six months of 1998 the Company used $4.8 million for operating activities as compared to generating $4.9 million of cash from operations during the same period in 1997. The primary driver of this change is the net loss of $18.1 million experienced during the first six months of 1998, of which $12.8 million is attributable to interest expense related to the issuance of the Senior Notes.

     Cash used for investing activities during the first six months of 1998 and 1997 amounted to $17.1 million and $5.6 million, respectively. The primary investment for both periods was capital expenditures. The increase in net capital expenditures from $4.5 million in the first six months of 1997 to $27.5 million in the first six months of 1998 was primarily due to the deployment of the longhaul fiber optic network and purchases of equipment for the development of the Company's facilities-based local service business. Cash used for investing activities also includes the capitalization of line access fees, which represent installation charges paid primarily to the incumbent local exchange carriers ("ILECs") for securing additional leased fiber optic facilities. In May 1998, the Company satisfied stock and option repurchase obligations which arose as a result of the assumption of stock repurchase obligations in connection with the September 1997 acquisition of the fiber optic assets of FiberSouth and as a result of the 1994 Stock Plan. The Company settled these obligations with a $2.3 million cash payment. The difference between the liability estimated for the stock repurchase obligation that was recorded in conjunction with the FiberSouth acquisition and the actual settlement amount is reflected as an adjustment to equity and represents a reallocation of the original FiberSouth purchase price. Cash used for investments was offset in part by the provision of $12.9 million of cash from the restricted cash accounts. This results from the Company's utilization of its restricted cash to fund the March 1998 interest obligation on the Senior Notes. The restricted cash balance as of June 30, 1998 includes proceeds from the Senior Note offering placed in escrow to secure the next five scheduled interest payments.

     Cash used for financing was $1.0 million for the first six months of 1998 due to payments made on the note payable to a shareholder and certain capitalized costs associated with financing. During the first six months of 1997, financing activities provided the Company with $0.9 million of cash, primarily as a result of net borrowings on long-term credit facilities. The dividends paid during the first six months of 1997 were in accordance with the terms of a shareholders' agreement that terminated in September 1997 in conjunction with the Company's reorganization. A portion of the dividends paid during 1997 was to provide funds for tax obligations owed by BTI's shareholders as a result of net income during the period in which BTI was an S Corporation for income tax purposes.

     In September 1997, the Company issued $250.0 million 10 1/2% Senior Notes due 2007. The Indenture governing the Senior Notes requires the Company to comply with certain financial covenants, including restrictions on the Company's ability to pay dividends. As of June 30, 1998, the Company was in compliance with all such covenants.

     Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities bear interest at the Company's option, at the 30, 60 or 90 day London Interbank Offered Rate ("LIBOR") or prime rate, plus an applicable spread which varies based upon the Company's financial position. At June 30, 1998, no amounts were outstanding under the Facilities. The Company settled these obligations with a $2.3 million cash payment.

The  Facilities  require  the  Company's   compliance  with  various  financial,
administrative and affirmative covenants. As of June 30, 1998, the Company was in compliance with these covenants.

     During the second quarter of 1998, Moody's adjusted the Company's long-term credit rating from B2 to B3, citing concern that integrated services revenue and operating cashflow are unlikely to grow as rapidly as Moody's had initially expected when the Company's $250.0 million Senior Notes were originally rated. Moody's indicated that the trend in operating results has the effect of weakening BTI's anticipated debt protection measurements for the intermediate term. However, Moody's indicated that the Company's strategy to improve operating margins and cash flow through the migration of its long distance and local traffic over more of its own switches and network facilities continues to be a sound business plan. Moody's also affirmed the Company's rating of B1 on the $60.0 million secured credit facility.

Capital Spending

     Through June 30, 1998, capital expenditures were approximately $28.0 million as compared to $4.9 million in the prior year. Capital expenditures during the first six months of 1998 included $10.5 million related to the longhaul fiber optic network and $13.9 million in switching and related equipment primarily for the Company's CLEC operations. The Company expects to require significant capital for its future capital expenditures and working capital requirements. The Company plans to spend a total of approximately $200 million (with respect to which it has commitments for $50 million) on its capital program over the period 1998 through 2002. A substantial portion of these planned capital expenditures will be related to the longhaul fiber optic network and purchases of switches and related equipment to facilitate the offering of local services. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the Company's industry. Although there can be no assurance, management believes that cash on hand, borrowings expected to be available under the Facilities and cash flow from operations will be sufficient to expand the Company's business as currently planned for the next 12 months. The Company also may require additional capital in the future (or sooner than currently anticipated) for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include cash flow from operations and public and private debt and equity offerings, which would be subject to provisions in the Indenture requiring the Company to maintain certain financial ratios in order to incur additional indebtedness.

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

     The FASB has issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the additional disclosure requirements, if any, that will result from the adoption of SFAS 131.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  See Exhibit Index


(b)  Reports on Form 8-K filed during the quarter: None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    BTI Telecom Corp.
                                        ----------------------------------------
                                                      (Registrant)



Dated: August 14, 1998
                                             By:
                                                  ------------------------------
                                                  Brian Branson
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                INDEX TO EXHIBITS




Exhibit
Number                          Description
------                          -----------

  27                       Financial Data Schedule