Form 10-Q
period 1998-09-30
BTI TELECOM CORP
filed 1998-11-13
CIK 1050524

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                        or

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

No Par Value Common Stock        100,000,000 shares as of November 13, 1998

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
   Item 1.  Financial Statements

            Consolidated Statements of Operations for the three
            months ended and for the nine months ended September 30,
            1998 and September 30, 1997 ............................................................  3

            Consolidated Balance Sheets as of September 30, 1998 and
            December 31, 1997 ......................................................................  4

            Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1998 and September 30, 1997 .......................................  5

            Notes to Consolidated Financial Statements .............................................  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................................................... 11

Part II OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K ....................................................... 16

            Signature .............................................................................. 17
            Index to Exhibits ...................................................................... 18




                                                BTI Telecom Corp.
                                      Consolidated Statements of Operations
                                                   (Unaudited)
                                        (In thousands, except share data)


                                             Three Months                          Nine Months
                                          Ended September 30,                  Ended September 30,
                                   ----------------------------------   ----------------------------------

                                        1998              1997               1998              1997
                                   ----------------  ----------------   ----------------  ----------------

Revenue                                   $ 51,684          $ 50,562          $ 157,490         $ 145,009

Cost of services                            36,609            36,011            114,457           101,238
                                   ----------------  ----------------   ----------------  ----------------

     Gross profit                           15,075            14,551             43,033            43,771

Selling, general and
   administrative expenses                  17,244            15,138             49,348            39,209
Depreciation and amortization                3,048             1,455              7,697             4,545
                                   ----------------  ----------------   ----------------  ----------------

Income (loss) from operations               (5,217)           (2,042)           (14,012)               17

Other income (expense)
     Interest expense                       (6,334)           (1,195)           (19,085)           (2,108)
     Interest income                         1,196               110              4,665               136
                                   ----------------  ----------------   ----------------  ----------------

Loss before income taxes                   (10,355)           (3,127)           (28,432)           (1,955)

Income taxes                                     -             2,210                  -             2,210

Net loss                                 $ (10,355)         $ (5,337)         $ (28,432)         $ (4,165)
                                   ================  ================   ================  ================


Basic and diluted loss per share           $ (0.10)          $ (0.03)           $ (0.28)          $ (0.02)
                                   ================  ================   ================  ================

Weighted average shares outstanding        100,000           200,000            100,000           200,000
                                   ================  ================   ================  ================



                                             See accompanying notes.



                                     BTI Telecom Corp.
                                Consolidated Balance Sheets

                                   (Dollars in thousands)


                                               September 30, 1998   December 31, 1997
                                                   (Unaudited)
                                               -----------------    -----------------
Assets
Current assets:
    Cash and cash equivalents                          $ 18,730             $ 67,009
    Restricted cash                                      26,380               25,016
    Accounts receivable, less allowance of $4,915
      and $4,825, respectively                           25,486               22,710
    Other current assets                                  3,781                2,296
                                               -----------------    -----------------

        Total current assets                             74,377              117,031

Equipment, furniture and fixtures:
    Equipment, furniture and fixtures                    93,429               53,744
    Construction in progress                             19,107               10,154
    Less: accumulated depreciation                      (26,119)             (19,321)
                                               -----------------    -----------------

      Total equipment, furniture and fixtures            86,417               44,577

     Other assets, net                                   14,158               11,916
     Restricted cash, non-current                        23,643               50,026
                                               -----------------    -----------------

Total assets                                          $ 198,595            $ 223,550
                                               =================    =================

Liabilities and shareholder's deficit
Current liabilities:
    Accounts payable and accrued expenses              $ 40,640             $ 30,055
    Accrued interest                                      1,180                7,232
    Other liabilities                                     4,517                2,902
                                               -----------------    -----------------

        Total current liabilities                        46,337               40,189

    Long-term debt                                      250,000              250,000
    Other long-term liabilities                           1,694                2,935
                                               -----------------    -----------------

        Total liabilities                               298,031              293,124

Shareholder's deficit:
    Common stock, no par value, authorized                   37                   37
      500,000,000 shares, issued and outstanding
      100,000,000 in 1998 and 100,000,000 in 1997
    Additional paid-in capital                              773                  738
    Accumulated deficit                                (100,246)             (70,349)
                                               -----------------    -----------------

        Total shareholder's deficit                     (99,436)             (69,574)

                                               -----------------    -----------------

Total liabilities & shareholder's deficit             $ 198,595            $ 223,550
                                               =================    =================




                                  See accompanying notes.


                                      BTI TELECOM CORP.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Dollars in thousands)


                                                                 Nine Months
                                                                Ended Sept 30,
                                                         -----------------------------

                                                             1998            1997
                                                         --------------  -------------
Operating Activities:
Net loss                                                     $ (28,432)      $ (4,165)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
    Depreciation and amortization                                7,697          4,545
    Non-cash compensation related to stock options                  35            708
Changes in operating assets & liabilities:
       Accounts receivable, net                                 (2,775)        (2,161)
       Other assets                                               (310)          (130)
       Accounts payable and accrued expenses                    10,614          4,312
       Accrued interest                                         (7,491)           510
       Other liabilities                                         1,939          3,452
                                                         --------------  -------------

Net cash (used in) provided by operating activities            (18,723)         7,071


Investing Activities:
Change in restricted cash                                       25,019        (73,635)
Purchases of equipment, furniture and fixtures, net            (49,878)        (7,429)
Purchase of FiberSouth assets                                        -        (35,186)
Line access fees                                                  (753)          (569)
Settlement of FiberSouth stock option repurchase obligation     (2,300)             -
                                                         --------------  -------------

Net cash used in investing activities                          (27,912)      (116,819)


Financing Activities:
Net repayments of long-term debt                                     -        (18,671)
Proceeds from senior notes                                           -        250,000
Decrease in other long-term liabilities                           (770)          (371)
Increase in deferred financing costs and other assets             (874)        (9,065)
Reacquisition of common stock                                        -        (28,286)
Dividends paid                                                       -         (1,586)
                                                         --------------  -------------

Net cash (used in) provided by financing activities             (1,644)       192,021

                                                         --------------  -------------

(Decrease) increase in cash and cash equivalents               (48,279)        82,273

Cash and cash equivalents at beginning of period                67,009            504
                                                         --------------  -------------

Cash and cash equivalents at end of period                    $ 18,730       $ 82,777
                                                         ==============  =============


Supplemental disclosure of cash flow information:
Cash paid for interest                                        $ 26,222        $ 1,585
                                                         ==============  =============


                                   See accompanying notes.

Note 1:    The Company and Significant Accounting Policies

Basis of Presentation

    The consolidated financial information includes the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Equipment, Furniture and Fixtures

   During the fourth quarter of 1997, the Company commenced construction on certain capital projects, including its longhaul fiber optic network. Interest costs associated with the construction of capital assets are capitalized. The total amount capitalized for the three and nine month periods ended September 30, 1998 was $0.4 million and $1.1 million, respectively. Interest costs were not capitalized in prior periods because the amounts were not material to the Company's results of operations, cash flows or financial position.

   Costs associated with the longhaul fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.

Note 2:   Issuance of Senior Notes and Related Transactions

   In September 1997, the Company issued ten-year notes (the "Senior Notes") with a principal value of $250 million. The Senior Notes bear interest at the rate of 10 1/2 % per annum and mature in 2007. Pursuant to the pledge agreement executed in connection with the issuance of the Senior Notes, the Company utilized $74.1 million of the loan proceeds to purchase a portfolio of pledged securities that are being held in escrow for the payment of the first six scheduled interest payments due on the Notes. The pledged securities are included in the "Restricted cash" caption of the consolidated balance sheets.

   In connection with the issuance of the Senior Notes, the Company also consummated the following transactions in September 1997:

(i) The Company, which began operations through Business Telecom, Inc. ("BTI") in 1984, was reorganized into a new corporate structure consisting of BTITC as the parent company and BTI as a wholly owned subsidiary and converted from an S corporation to a C corporation subject to income tax.

(ii) BTI entered into an amended and restated revolving credit facility (the "Credit Facility") guaranteed by the Company, which will provide up to $60.0 million of availability to be used for working capital and other uses, including capital expenditures. BTI repaid all indebtedness outstanding under its then existing credit agreement together with accrued interest thereon. (The Credit Facility has been subsequently amended. See Note 3.)

(iii) BTI repurchased 50% of its outstanding common stock not held by its Chairman and Chief Executive Officer under the terms of the Common Stock Repurchase Agreement (See Note 6).

(iv) The Company acquired certain fiber optic assets and the related business of FiberSouth, Inc. ("FiberSouth") for cash and assumption of debt. The acquisition was accounted for using the historical basis of the assets acquired under the provisions of AIN No. 39 of APB No. 16, "Business Combinations". The transaction resulted in the acquisition of approximately $3.1 million in net assets and a corresponding charge to equity of $32.2 million. Accordingly, the acquisition is reflected in the Company's statement of financial position at September 30, 1997. The operations of FiberSouth, Inc. from January 1, 1997 through September 30, 1997, the effective date of the transaction, are not reflected in the Company's statement of operations.

(v) The Company's Board of Directors approved an increase in the number of no par value common stock authorized from 200,000 to 100,000,000. The Board of Directors also authorized 10,000,000 shares $.01 par value preferred stock. As of September 30, 1998, there were no shares of preferred stock outstanding.

Note 3:   Long-Term Debt

   Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are limited to a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. The Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30, 60 or 90 day LIBOR rate or the prime rate, plus an applicable margin which varies based on the Company's financial position. The Company is also required to pay a fee of 0.375% per year on the unused commitment. As of September 30, 1998, there were no amounts outstanding under the Facilities. The Facilities contain various financial covenants with which the Company must comply on a monthly and quarterly basis. As of September 30, 1998, the Company was in compliance with all such covenants.


Note 4:  Shareholder's Equity

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

      Common Stock Repurchase Agreement - In July 1992, the Company entered into an agreement with one of its shareholders (the "Retiring Shareholder") to purchase the outstanding common shares held by his estate upon his death. The agreement was amended in June 1996. Under the amended agreement, the Company had the option to purchase the Retiring Shareholder's shares at any time for an amount that was negotiated between the Company and the Retiring Shareholder. In September 1997, the Company exercised its option to purchase the Retiring Shareholder's outstanding shares for $28.3 million.


Note 5: Income Taxes

    In connection with the September 1997 Reorganization, the Company converted from S corporation to C corporation status for federal and state income tax purposes. As a result, the Company became fully subject to federal and state income taxes and, as of September 30, 1997, recorded approximately $2.2 million in deferred income tax expense. For the three and nine month periods ended September 30, 1998 the Company generated net losses. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue for the foreseeable future. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three and nine month periods ended September 30, 1998. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Note 6: Related Party Transaction

        Effective July 15, 1998, the Company purchased a multi-media franchise from FiberSouth for $1.5 million, subject to approval by the City of Raleigh. As a result, the Company will have the right to offer multi-media services in Raleigh. The Company anticipates that the transaction will be approved during the fourth quarter of 1998.

Note 7:  New Accounting Pronouncements

   As of January 1, 1998, the Company implemented Financial Accounting Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no material impact on the Company's net income or shareholder's equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in shareholder's equity, to be included in comprehensive income. For the periods presented there were no material differences between net income and comprehensive income as defined by SFAS 130.

   The FASB has issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for financial statements for fiscal years beginning after December 15, 1997. Interim period reporting in the initial year of application is not required. This statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the additional disclosure requirements, if any, that will result from the adoption of SFAS 131.

Note 8:  Commitments and Contingencies

   During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communication system. Commitments to purchase optical fibers under this contract total approximately $50.0 million, $19.8 million of which was fulfilled through September 30, 1998. The remaining commitments extend through the end of 1999. In addition, the Company has made certain other commitments for the purchase of equipment in connection with its capital program.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include but are not limited to: high leverage; the ability to service debt; significant capital requirements; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the September 30, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (File No. 333-41723).

Business of the Company

   The Company ("BTITC" or the "Company"), which began operations in 1984 as Business Telecom, Inc. ("BTI"), provides integrated telecommunications services to approximately 60,000 customers, primarily small-to-medium sized business customers, concentrated in the southeastern United States. During 1997, BTI was reorganized into a new corporate structure comprised of BTI Telecom Corp. as the parent company and Business Telecom, Inc. as a wholly owned subsidiary. The Company provides a broad array of services, including local, long distance, Internet access, frame relay, high-speed data transmission, data network management and paging.

Company Reorganization

    In September 1997, BTI undertook a series of transactions (the "Transactions") designed to provide the Company with increased liquidity and the financial flexibility necessary to fund business growth and expansion. The Transactions included the following:

1.) BTITC issued $250.0 million ten-year notes (the "Senior Notes") which bear interest at the rate of 10 1/2 % per annum and mature in 2007.

2.) BTI entered into a five-year, senior secured reducing revolving credit facility (the "Credit Facility"), guaranteed by the Company, which will provide up to $60.0 million of availability to be used for working capital and other uses, including capital expenditures. BTI repaid all indebtedness outstanding at September 30, 1997 under its then existing credit agreement together with accrued interest thereon.

3.) BTI repurchased 50% of its outstanding common stock not held by its Chairman and Chief Executive Officer under the terms of the Common Stock Repurchase Agreement for approximately $28.3 million.

4.) BTI was merged with a wholly owned subsidiary of BTI Telecom and converted for income tax purposes from an S corporation to a C corporation (the "Reorganization").

5.) The Company acquired certain fiber optic assets and the related business of FiberSouth, Inc. (the "FiberSouth" acquisition) for cash and assumption of debt. The acquisition was accounted for using the historical basis of the assets acquired under the provisions of AIN No. 39 of APB No. 16, "Business Combinations". The transaction resulted in the acquisition of approximately $3.1 million in net assets and a corresponding charge to equity of $32.2 million.

6.) The Company's Board of Directors approved an increase in the number of no par value common stock authorized from 200,000 to 100,000,000. The Board of Directors also authorized 10,000,000 shares $.01 par value preferred stock.

Results of Operations

Revenue
   Revenue for the third quarter of 1998 and on a year-to-date basis was $51.7 million and $157.5 million, respectively, representing increases of 2.2% and 8.6%, respectively, as compared to the same periods in 1997. The increase in revenue of $1.1 million during the three months ended September 30, 1998 as compared to the same period in 1997 is attributable to a $1.9 million increase in integrated services revenue and a $3.8 million increase in local services revenue partially offset by a $4.6 million decrease in wholesale services revenue. For the three months ended September 30, 1998 and 1997, wholesale revenue represented 32.6% and 42.3%, respectively, of total revenue. The decrease in wholesale revenue during the third quarter of 1998 as compared to the same period in the prior year is primarily due to strategic pricing decisions made by the Company to ensure that it maintains acceptable wholesale margins, in addition to competitive pricing pressures heightened by the effect of access charge reform and the effects of mergers and acquisitions within the telecommunications industry.

   On a year-to-date basis, the $12.5 million increase in revenue as compared to the same period in the prior year was primarily driven by increased local and integrated services revenues. During the fourth quarter of 1997, the Company began offering local services as a Competitive Local Exchange Carrier ("CLEC"). As of September 30, 1998, the Company had recognized $6.3 million from local services, which represents 4.0% of total year-to-date revenue. Integrated services revenue increased $4.5 million in the nine month period ended September 30, 1998 as compared to the same period in

1997. This increase is attributable to continued improvement in sales productivity as well as the impact of certain changes in access charges during 1998.

Cost of Services
      Cost of services represented 70.8% and 72.7% of revenue for the three and nine month periods ended September 30, 1998, respectively, as compared to 71.2% and 69.8%, respectively, for the same periods in 1997. The lower cost of services percentage for the three month period ended September 30, 1998 as compared to the same period in the prior year was driven by the change in the revenue mix to an increased percentage of higher margin retail traffic. Wholesale services revenue for the three month period ended September 30, 1997 was 42.3% of total revenue compared to 32.5% for the same period in 1998. The higher cost of services percentage for the nine month period ended September 30, 1998 as compared to the same period in the prior year is primarily the result of changes in the Company's revenue mix. Also contributing to the higher cost of services on a year-to-date basis are the previously discussed effects of competitive pricing and access charge reform. In addition, local services contributed to lower gross margin percentages as these services are initially offered on a resale basis.

      Year-to-date costs of services have also been adversely impacted by regulatory matters, including increased costs related to the public payphone compensation order. A Federal Communications Commission ("FCC") ruling established, effective October 1997, a "per call compensation plan" that provides payphone service providers with compensation for calls completed using their payphones. During the first quarter of 1998, the Company began assessing a surcharge to these payphone users in order to recover the amount of compensation ordered by the FCC.

      Expansion of the longhaul fiber optic network, conversion of local customers from resale to facilities based and the continuing effect of access charge reform is expected to reduce the Company's network costs in the future. Management anticipates that its longhaul fiber optic network will be substantially operational by mid-1999.

Selling, General and Administrative Expenses
      Selling, general and administrative ("SG&A") expenses in the third quarter of 1998 were $17.2 million or 33.3% of revenue as compared to $15.1 million or 29.9% of revenue in the same period in 1997. On a year-to-date basis, SG&A expenses were $49.3 million or 31.3% of revenue in 1998 as compared $39.2 million or 27.0% of revenue in 1997. The increase in SG&A expenses during 1998 is largely attributable to the significant investments in human resources and increased marketing and advertising efforts associated with the introduction of the Company's CLEC services. These investments are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth in 1998 and beyond. In addition, the Company is expending resources to facilitate the deployment of its fiber optic network.

      Depreciation and amortization was $3.0 million and $7.7 million in the three and nine months ending September 30, 1998, respectively, representing increases of 109.5% and 69.4%, respectively, over the same periods in the prior year. The increase in depreciation and amortization is primarily due to capital expenditures related to the expansion of the Company's existing operations centers and support infrastructure to accommodate increased traffic volume and expanded service offerings.

Other Income (Expense)
   Interest expense was $6.3 million in the three months ended September 30, 1998 as compared to $1.2 million in the same period in the prior year. On a year-to-date basis, interest expense was $19.1 million and $2.1 million in 1998 and 1997, respectively. The increase in interest expense during 1998 is primarily attributable to the Company's issuance in September 1997 of the Senior Notes to finance capital expenditures and to finance the Company's introduction of CLEC services.

   Interest income increased to $1.2 million and $4.7 million in the three and nine months ended September 30, 1998, respectively, due to the investment of a portion of the proceeds of the Senior Note offering.

Income Taxes
    In connection with the September 1997 Reorganization, the Company converted from S corporation to C corporation status for federal and state income tax purposes. As a result, the Company became fully subject to federal and state income taxes and, as of September 30, 1997, recorded approximately $2.2 million in deferred income tax expense. For the three and nine month periods ended September 30, 1998 the Company generated net losses. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue for the foreseeable future. Given these circumstances the Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three and nine month periods ended September 30, 1998. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

    Throughout the period of time that BTI was an S Corporation, income, losses and credits were passed through directly to shareholders and the shareholders were provided, in the form of dividends, the funds necessary to meet tax obligations arising from income earned by BTI. The Company will continue to reimburse shareholders for any tax obligations arising from the income earned by BTI while it was an S Corporation. The Company believes that any such reimbursements will not have a material effect on the Company's financial condition or results of operations.

EBITDA
   Earnings before interest, taxes, depreciation and amortization and other non-cash charges (EBITDA) is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. The Company experienced negative EBITDA of $2.2 million, $6.3 million and $0.6 million for the three and nine month periods ended September 30, 1998 and the three month period ending September 30, 1997, respectively, and positive EBITDA of $4.6 million for the nine month period ended September 30, 1997. The Company expects to generate negative EBITDA in the remainder of 1998 as it expands its CLEC offerings and deploys its fiber optic network. The decrease in EBITDA experienced by the Company throughout 1998 is primarily attributable to the additional SG&A expenses associated with the Company's introduction of CLEC services.

Liquidity and Capital Resources

Review of Cash Flow Activity
   The Company has funded its operations and growth primarily from operating cash flows and borrowings. During the first nine months of 1998 the Company used $18.7 million for operating activities as compared to generating $7.1 million of cash from operations during the same period in 1997. The primary driver of this change is the net loss of $28.4 million experienced during the first nine months of 1998, of which $19.1 million is attributable to interest expense related to the issuance of the Senior Notes.

   Cash used for investing activities during the first nine months of 1998 and 1997 amounted to $27.9 million and $116.8 million, respectively. The primary investment in 1998 was capital expenditures. The increase in net capital expenditures from $7.4 million in the first nine months of 1997 to $48.4 million in the first nine months of 1998 was primarily due to the deployment of the longhaul fiber optic network and purchases of equipment for the development of the Company's facilities-based local service business. Cash used for investing activities also includes the capitalization of line access fees, which represent installation charges paid primarily to the incumbent local exchange carriers ("ILECs") for securing additional leased fiber optic facilities. In May 1998, the Company satisfied stock and option repurchase obligations assumed in connection with the September 1997 acquisition of the fiber optic assets of FiberSouth and as a result of the 1994 Stock Plan. The Company settled these obligations with a $2.3 million cash payment. The difference between the liability estimated for the stock repurchase obligation that was recorded in conjunction with the FiberSouth acquisition and the actual amount is reflected as an adjustment to equity and represents a reallocation of the original FiberSouth purchase price. Cash used in investing activities in 1997 included $73.6 million in restricted cash used to secure the first six scheduled interest payments due on the Senior Notes. Cash used in investing activities in 1997 also included $35.2 million for the FiberSouth acquisition. During the nine months ended September 30, 1998, cash used for investment activities was offset in part by

$25.0 million of cash from the Company's utilization of its restricted cash to fund the March 1998 and September 1998 interest obligations on the Senior Notes. The restricted cash balance as of September 30, 1998 includes proceeds from the Senior Note offering placed in escrow to secure the next four scheduled interest payments.

   Cash used for financing activities was $1.6 million for the first nine months of 1998 primarily as a result of payments made on the shareholder note payable and certain capitalized costs associated with financing activities. The payments on the shareholder note payable were in accordance with an agreement in conjunction with the Company's Reorganization. During the first nine months of 1997, financing activities provided the Company with $250.0 million of gross proceeds from the Senior Notes Offering, partially offset by $28.3 million of cash used for the reacquisition of common stock and $18.7 million used to repay outstanding indebtedness under the credit facility. In addition, the Company paid dividends of $1.6 million during the nine months ended September 30, 1997. These dividends were paid in part to provide funds for tax obligations owed by BTI's shareholders as a result of BTI's income.

Debt
   In September 1997, the Company issued $250.0 million 10 1/2% Senior Notes due 2007. The Indenture governing the Senior Notes requires the Company to comply with certain financial covenants, including certain restrictions on the Company's ability to pay dividends. As of September 30, 1998, the Company was in compliance with all such covenants.

   Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are limited to a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Borrowings under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at the 30, 60 or 90 day London Interbank Offered Rate ("LIBOR") or prime rate, plus an applicable spread which varies based upon the Company's financial position. The Company is also required to pay a fee of 0.375% per year on the unused commitment. At September 30, 1998, no amounts were outstanding under the Facilities. The Facilities require the Company's compliance with various financial, administrative and affirmative covenants. As of September 30, 1998, the Company was in compliance with all such covenants.

   During the second quarter of 1998, Moody's adjusted the Company's long-term credit rating from B2 to B3, citing concern that integrated services revenue and operating cashflow are unlikely to grow as rapidly as Moody's had initially expected when the Senior Notes were originally rated. Moody's indicated that the trend in operating results has the effect of weakening BTI's anticipated debt protection measurements for the intermediate term. However, Moody's indicated that the Company's strategy to improve operating margins and cash flow through the migration of its long distance and local traffic over more of its own switches and network facilities continues to be a sound business plan. Moody's also affirmed the Company's rating of B1 on the $60.0 million secured credit facility.

In November 1998, Standard & Poor's ("S & P") lowered its corporate credit and senior unsecured debt ratings on the Company's long-term debt from B+ to B and lowered its rating from BB- to B+ on the $60.0 million secured credit facility. This rating action reflects concerns similar to those cited by Moody's, and also notes the anticipated operating margin improvements that should result through the migration of long distance and local traffic to more of the Company's own switches and fiber network. The revised rating also reflects a stable outlook for the Company.

Capital Spending

   Through September 30, 1998, capital expenditures were approximately $49.4 million as compared to $8.0 million in the same period in the prior year. Capital expenditures during the first nine months of 1998 included $19.5 million related to the longhaul fiber optic network and $24.6 million in switching and related equipment primarily for the Company's CLEC operations. The Company expects to require significant capital for its future capital expenditures and working capital requirements. The Company plans to spend a total of approximately $60 million (with respect to which it has remaining commitments for $30 million which extend through the end of 1999) on its capital program over the fifteen month period ending December 1999. A substantial portion of these planned capital expenditures will be related to the longhaul fiber optic network and purchases of switches and related equipment to facilitate the offering of local services. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the Company's industry. Although there can be no assurance, management believes that cash on hand, borrowings expected to be available under the Facilities and cash flow from operations will be sufficient to expand the Company's business as currently planned. The Company also may require additional capital in the future (or sooner than currently anticipated) for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include cash flow from operations and public and private debt and equity offerings, which would be subject to provisions in the Indenture requiring the Company to maintain certain financial ratios in order to incur additional indebtedness.

Year 2000 Issues

      In 1996, the Company conducted a comprehensive high level review of its information technology and operating systems, non-information technology systems, the systems of major customers and suppliers, and third party network service providers to ensure that the systems would properly recognize the Year 2000 and continue to process data. This review also included the evaluation of internally developed software. As a result of this assessment, the Company has undertaken a comprehensive plan to address the Year 2000 issue. The Year 2000 Plan includes the assessment of the Year 2000 problems that may affect the Company, the development of remedies to address the problems discovered in the assessment phase, testing of the remedies and the preparation of contingency plans to deal with the worst case scenarios.

      Implementation of the Plan began in 1997 and will continue through 1999. The Company's hardware and software components are in various phases of the Year 2000 Plan. The Company anticipates that major business critical systems will be tested and Year 2000 compliant by June 1999. Other non-critical systems are targeted for compliance by the end of the third quarter 1999. The Company is currently testing the systems and applications that have already been corrected or reprogrammed.

      As part of the Year 2000 Plan, the Company is seeking confirmation from its significant hardware, software and other equipment vendors, third party network providers, other material service providers and material customers that they are developing and implementing plans to become Year 2000 compliant. Confirmations received to date from the Company's vendors, service providers and customers have indicated that they are in the process of implementing remediation procedures to ensure that their computer systems are Year 2000 compliant by December 31, 1999.

      The Company has begun to develop contingency plans to deal with potential Year 2000 related business interruptions that may occur. The Company intends to complete its determination of required contingency plans based upon worst case scenarios that will be determined after it has received and analyzed responses to substantially all of the confirmations that were sent to the Company's vendors, service providers and customers.

      Through the third quarter of 1998 the Company had spent approximately $0.5 million on Year 2000 projects and activities. The estimated total costs for Year 2000 projects and activities is $2.0 million, excluding capital expenditures. In most cases capital expenditures will not only provide for Year 2000 compliance, but will also otherwise enhance the Company's operations. In many cases, the expenditures for system modifications will merely be an acceleration of previously planned improvements. Year 2000 project costs are being funded through operations and existing credit facilities and are not expected to have a material effect on the Company's financial condition or results from operations.

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. Failure by the Company or its major vendors, third party network service providers and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

New Accounting Pronouncements
   As of January 1, 1998, the Company implemented Financial Accounting Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no material impact on the Company's net income or shareholder's equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in shareholder's equity, to be included in comprehensive income. For the periods presented, there were no material differences between net income and comprehensive income as defined by SFAS 130.

   The FASB has issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. Interim period reporting in the initial year of application is not required. This statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the additional disclosure requirements, if any, that will result from the adoption of SFAS 131.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)   See Exhibit Index


(b)   Reports on Form 8-K filed during the quarter:  None

                                    SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BTI Telecom Corp.
                        --------------------------------------------------------
                                      (Registrant)






Dated: November 12, 1998
                              By: /s/ Brian Branson
                                  -------------------------------------------
                                  Brian Branson
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                    INDEX TO EXHIBITS
                                    -----------------




Exhibit
Number                     Description
------                     -----------


27               Financial Data Schedule