Form 10-K
BTI TELECOM CORP
filed 1999-03-30
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1998 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  For the transition period from -------------------  to -------------------



                  Commission file number (None yet assigned)





                               BTI Telecom Corp.
            (Exact name of registrant as specified in its charter)



                                North Carolina
                        (State or other jurisdiction of
                         incorporation or organization)
                                   56-2047220
                               (I.R.S. Employer
                              Identification No.)


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     No stock is held by non-affiliates of the registrant. As of February 28, 1999, the registrant had outstanding 100,000,000 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  NOTE RELATING TO FORWARD-LOOKING STATEMENTS

     This Report contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, its performance and financial condition, its growth and acquisition strategies, anticipated growth in revenues and anticipated capital expenditures, as well as statements concerning the markets for the Company's services, industry performance and possible changes in the regulatory environment. Any statements contained here that are not statements of historical fact may be deemed to be forward-looking statements that by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. These risks and uncertainties include the Company's negative cash flow after capital expenditures, significant capital requirements, the restrictive covenants under its debt instruments, ability to manage growth and expansion (including into the local services market), regulation, competition and dependence on key personnel. Because of these and/or other factors, actual results may differ materially from those described or implied by the forward-looking statements.


                                    PART I

Item 1. Business

Overview

     The Company is a leading provider of telecommunications services in the Southeastern United States. The Company currently offers integrated telecommunications services, including long distance, local, data, Internet access and other enhanced services, primarily to small and medium-sized business customers. In addition, the Company offers wholesale telecommunications services, including switched, dedicated access, special access and prepaid calling card services, primarily to telecommunications carriers. As of December 31, 1998 the Company provided its integrated services to approximately 30,000 business customers and its wholesale services to over 130 telecommunications carriers.

     In November 1997, the Company began offering competitive local exchange carrier ("CLEC") services to small and medium-sized business customers in selected Southeastern markets. The Company is continuing the expansion of its facilities-based local service offering into additional markets to offer a more fully integrated complement of telecommunications services and plans to have a total of nine Lucent 5ESS local switches installed by mid-1999. Through December 31, 1998, the Company sold over 48,500 local access lines, approximately 50% of which were sold to existing customers.

     The Company utilizes an advanced telecommunications network consisting of both leased and owned transmission capacity. The Company operates digital switches in Atlanta, Dallas, New York, Orlando and Raleigh to manage its long distance telecommunications traffic in the region. In addition, the Company entered into an agreement with Qwest Communications in October 1997 to acquire, through long-term lease on an indefeasible right to use ("IRU") basis, approximately 3,250 route miles of fiber optic network. This network, which is under construction, is expected to be placed into service in phases through the third quarter of 1999 and will serve markets from New York to Miami and Atlanta to Nashville. The Company believes that this network expansion will enable it to carry a significant portion of its intraregional telecommunications traffic over owned facilities, thereby reducing its costs of services by decreasing payments to other carriers for use of their transport facilities. The Company also currently operates an 80 route mile fiber optic network in the Raleigh/Durham/Research Triangle Park area of North Carolina. The Company leases network capacity primarily through its membership in the Associated Communication Companies of America ("ACCA"), a 10-member trade association co-founded by the Company in 1993. The ACCA negotiates with carriers for bulk transmission capacity for its members. The collective buying power of its members enables the ACCA to negotiate as if it were one of the larger telecommunications service providers in the United States.

     To leverage its regional network infrastructure, the Company offers wholesale switched and dedicated access telecommunications services. The Company's wholesale business provides services to other telecommunications carriers including Nextel, GTE, Sprint, BellSouth Mobility, UUNet, PSI Net, CCI (McLeod), Intermedia, ITC DeltaCom and WorldCom. In addition, during 1998 the Company significantly expanded its offerings of prepaid calling cards to wholesale distributors and service providers.

Business Strategy

     The Company's objective is to strengthen its market position as a leading provider of telecommunications services in the Southeastern United States. To achieve this objective, the Company intends to (1) leverage its current market position, extensive customer base, brand name, service offerings and network infrastructure to aggressively penetrate the local exchange market and enter new markets while further penetrating existing markets and (2) continue to expand its telecommunications network to lower the cost of providing services to its customers. As part of its expansion strategy, the Company may make acquisitions and enter into joint ventures or strategic alliances with businesses that are related or complementary to its current operations; however, the Company has no current understanding, commitment or agreement with respect to any such transaction. The principal elements of the Company's business strategy include:

   o Providing Integrated Telecommunications Services. The Company believes that there is substantial and growing demand, particularly in the Southeastern United States, among small and medium-sized business customers for an integrated package of services. The Company offers long distance, local, data, Internet access, paging, advanced intelligent network ("AIN") applications, operator and other enhanced services to small and medium-sized businesses. Management believes that bundling local telephony with the Company's current array of telecommunications services enables it to offer "one-stop" integrated telecommunications service and will allow it to leverage its existing infrastructure, increase customer retention and better penetrate its target markets.

   o Rapidly Penetrating the Local Exchange Market. The Company is among the first providers of CLEC services in key markets in the Southeastern United States and is leveraging its existing sales force and customer base to rapidly gain CLEC market share. In November 1997, the Company began offering local exchange services in selected markets primarily on a resale basis. The Company has installed Lucent 5ESS local switches in Raleigh, Charlotte, Greensboro, Atlanta and Orlando and plans to install four additional switches to support local switched services in other markets by mid-1999. The addition of these switches will allow the Company to provide an increasing percentage of local service over its own facilities, which should improve the Company's overall margins on these services.

   o "Smart-Building" Its Network Expansion. The Company's strategy since its inception has been to add customers before building or acquiring additional network capacity. Management believes that using this "smart-build" strategy reduces the risks associated with speculative network expansion and allows it to focus its capital expenditures in markets where network expansion will provide cost or competitive advantages. The Company entered into an agreement with Qwest in October 1997 to lease on an IRU basis approximately 3,250 route miles of fiber optic network to serve markets from New York to Miami and Atlanta to Nashville. This network, which is expected to be placed into service in phases through the third quarter of 1999, will enable the Company to carry a significant portion of its intraregional telecommunications traffic over its owned facilities, thereby reducing its cost of services by decreasing payments to other carriers for use of their transport facilities.

   o Building Market Share Through Personalized Sales, Marketing and Customer Service. Management believes that the key to revenue growth in its target markets is capturing and retaining customers through effective, personalized sales, marketing and customer service programs. The Company's direct sales force markets its entire range of services and is rewarded for obtaining and maintaining face-to-face relationships with business customers. The Company seeks to build long-term relationships with its customers by responding rapidly and creatively to their telecommunications needs. The Company currently has 18 sales offices staffed by representatives trained in marketing the Company's services and providing comprehensive customer service and support. The Company's customer-support software and network architecture give its sales personnel, along with its dealers and agents, immediate access to customer data, allowing for quick and effective response to customer requests and needs. This software also permits the Company to provide its customers one fully integrated monthly billing statement for all of its current services, including local services.

   o Focusing on the Southeastern United States. The Company intends to continue to focus on the high-growth Southeastern United States in order to leverage its existing market presence and telecommunications network in the region. In 1998, the Company derived over 80% of its integrated services revenue from North Carolina, South Carolina, Georgia, Florida and Virginia. The Company believes that its regional focus will enable it to take advantage of economies of scale in network infrastructure, operations and maintenance, sales, marketing and management and further develop its long-standing customer and business relationships in the region. The Company's market presence in the Southeastern United States should provide opportunities to increase revenues and gain market share in the region.

   o Leveraging Network Infrastructure to Service Wholesale Marketplace. The Company plans to continue leveraging its network capacity to provide a full complement of services to its wholesale customers, including telecommunications carriers, switchless resellers and prepaid calling card providers. These services include origination, termination, SS7 connectivity, LATA transport services, end-user to end-user private lines, dedicated data facilities and prepaid calling card services. This strategy allows the Company to more efficiently utilize its network facilities, while reducing its overall fixed network costs per minute. In addition, management believes the strength of its wholesale customer base and service offerings will more effectively position the Company to sell excess capacity on the 3,250 miles of fiber optic network currently under construction.

   o Leveraging Proven Management Team. The Company's management team consists of experienced telecommunications executives led by Peter T. Loftin, Chairman and Chief Executive Officer of the Company, who founded BTI in 1984. Other members of the team include R. Michael Newkirk, President and Chief Operating Officer, H.A. (Butch) Charlton, Executive Vice President, and Brian K. Branson, Chief Financial Officer. These executives collectively have over 60 years of experience in the telecommunications industry.


Services

     The Company offers (1) integrated telecommunications services, which currently include long distance, local, data, Internet access, paging, AIN applications, operator and other enhanced services and (2) wholesale telecommunications services, including switched, dedicated access, special access and prepaid calling card services. For the year ended December 31, 1998, integrated telecommunications services and wholesale services represented 63.1% and 36.9% respectively, of the Company's total revenues.

     Integrated Telecommunications Services. The Company provides integrated telecommunications services primarily to small and medium-sized business customers located in the Southeastern United States. The Company's services include:

   o Long Distance. The Company offers a full range of domestic and international long distance services, including "1+" outbound dialing (switched and dedicated line) and inbound toll-free service.

   o Local Services. The Company began offering local exchange services, including local dial tone and enhanced features such as call forwarding, call waiting, caller ID and voice mail, in selected markets throughout the Southeastern United States in November 1997. See " -- Implementation of Local Telecommunications Services."

   o Data Services. The Company offers advanced data transmission services, such as those required for local area networks ("LANs") and wide area networks ("WANs"), to its customers via dial-up, dedicated point-to-point and frame relay services.

   o Internet Access. The Company offers dial-up and dedicated Internet access and Web hosting services. The Web browser offered by the Company uses "softcasting" to automatically download the latest version of the browser software each time a user logs on.

   o Paging. The Company offers advanced wireless paging services, including digital and alphanumeric paging, PIN services, voicemail, out-dial capability, locator service, fax-on-demand and broadcast faxing, through its own platform facilities in Atlanta.

   o Advanced Intelligent Network Applications. The Company offers AIN functionality and services tailored to the individual needs of its customers. Services include NPA/NXX routing and menu routing, virtual private networks and other advanced custom applications.

   o Operator Services. The Company offers owners of pay telephones, and multi-telephone facilities, such as hotels, hospitals and universities, live or automated operators to assist their patrons in placing outbound long distance calls and to transmit the calls over the Company's network.

   o Other Enhanced Services. The Company offers conference calling services (including toll-free access and valet, sub-conferencing and transcription services), prepaid calling cards, and enhanced calling card services (including features such as voice and fax mail, voice-activated speed dialing, conference calling and network voice messaging). In addition, the Company attempts to address customer specific requests for customized services where appropriate.

     Wholesale Services. The Company provides wholesale switched services to telecommunications carriers, and dedicated and special access and private line services to telecommunications carriers and other end-user customers, including Nextel, GTE, Sprint Mid-Atlantic, BellSouth Mobility, UUNET, WorldCom, PSINet, ITC-DeltaCom and CCI (McLeod). The Company's wholesale switched services include origination, termination, SS7 connectivity and LATA transport services. The Company's access services include dedicated access and special access services. Dedicated access services include end-user to end-user private line and dedicated data facilities. Special access services include telecommunications lines that link the points-of-presence ("POPs") of one long distance carrier, or the POPs of different long distance carriers, in a market as well as lines that connect an end user to the local POP of its selected long distance carrier. Private line services provide telecommunications connectivity between various locations of a customer's operations to internally transmit voice, video or data traffic. In addition, the Company also provides prepaid calling card services to various distributors and telecommunications companies.



Implementation of Local Telecommunications Services

     The Company began offering local exchange services in selected markets in the Southeastern United States in November 1997. The Company has installed Lucent 5ESS local switches in Raleigh, Charlotte, Greensboro, Atlanta and Orlando and plans to install four additional switches to support local switched services in other markets by mid-1999.

     The Company is also collocating digital loop carriers in certain ILEC central offices in these markets to facilitate cost-effective service to smaller customers. As these facilities become operational, the Company will be able to provide a greater percentage of its local service via its own facilities, which should improve margins and the competitiveness of its pricing.

     In connection with offering local exchange services, the Company has entered into the BellSouth Interconnection Agreement to (1) resell BellSouth's local exchange services and (2) interconnect the Company's network with BellSouth's network for the purpose of gaining access to the unbundled network elements necessary to provide local exchange services. The BellSouth Interconnection Agreement contains "most favored nation" provisions which grant the Company the right to obtain the benefit of any arrangements entered into during the term of the agreement between BellSouth and any other carrier that materially differ from the rates, terms or conditions of the BellSouth Interconnection Agreement. The BellSouth Interconnection Agreement expired in January 1999. However, the parties are currently negotiating the renewal terms and the Company expects the terms and conditions of the existing BellSouth Interconnection Agreement to continue until the terms for renewal are agreed upon.

     The Company's ability to provide local switched services in its other target markets is dependent upon obtaining favorable interconnection agreements with local exchange carriers. In addition to the BellSouth Interconnection Agreement, BTI has entered into interconnection agreements with GTE, Sprint, Bell Atlantic and Southwestern Bell, and is currently negotiating interconnection agreements with other local exchange carriers. Changes in the regulatory environment could make negotiating such agreements more difficult and protracted, and there can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company.


Sales and Marketing

     Integrated Telecommunications Services. The Company focuses its retail sales efforts on small to medium-sized businesses in the Southeastern United States. The Company believes that it can effectively compete in this market based upon a combination of service, product diversity, price and reliability. The Company markets its integrated telecommunications services primarily through two channels: the Company's direct sales force (the "Partner Program") and its network of independent dealers (the "Corporate Partner Program"). In addition, when the Company adds local services in a given geographic market, it launches an aggressive sales incentive program in that market. The Company also markets long distance services to the residential market through its Alliance Program and Academic Edge Program, and through a number of multi-level marketing companies ("MLMs").

     In 1996, 1997 and 1998, the Company's direct sales force generated 69.7%, 64.8% and 68.5% of integrated services revenues, respectively. The Company's sales personnel call on prospective and existing business customers, conduct analyses of business customers' telecommunications usage histories and service needs, and demonstrate how the Company's various service packages will improve a customer's communications capabilities in a cost-effective manner. Sales personnel identify potential business customers by several methods, including customer referral, market research, telemarketing and other networking alliances such as endorsement agreements with trade associations and local chambers of commerce. The Company's sales personnel work closely with the Company's engineers and field support specialists to address customers' network and service delivery needs and to design new service products and applications for customers. The Company employed approximately 300 full-time sales and support personnel as of December 31, 1998 in sales offices located in:


Charlotte, NC      Charleston, SC         Jacksonville, FL     Roanoke, VA
Greensboro, NC     Columbia, SC           Orlando, FL          Knoxville, TN
Greenville, NC     Greenville, SC         Tampa, FL            Nashville, TN
Raleigh, NC        Atlanta, GA            Norfolk, VA
Wilmington, NC     Ft. Lauderdale, FL     Richmond, VA

     During the fourth quarter of 1998, the Company announced that it will be relocating two of its direct sales offices from Texas to Durham/Chapel Hill and Winston-Salem, North Carolina, in an effort to more effectively focus sales resources on underserved markets in its core Southeastern region.

     The Company's Corporate Partner Program, established in 1992, is a network of independent telephone equipment vendors and other agents authorized by the Company to market its products and services. Authorized dealers receive recurring commissions based on products and services sold, volume of usage and retention of the customer. In 1996, 1997 and 1998, the Corporate Partner Program generated 28.0%, 32.9% and 29.7% of integrated services revenues, respectively. The Company has dealer managers who actively recruit dealers and field support specialists who handle all customer service and billing activities associated with sales made under the Corporate Partner Program.

     The Company's direct sales force and its authorized dealer agents are trained to emphasize the Company's customer-focused sales and customer service approach. The Company reinforces this approach by tying a portion of each sales representative's and dealer agent's compensation directly to the longevity of their customer accounts. The Company's marketing strategy is built upon the belief that customers prefer to have one company serve all of their telecommunications needs. As part of this strategy, the Company generally assigns to each customer its own dedicated field support specialist, thereby providing the customer with a single point of contact to address its telecommunications needs with the right mix of products and services in a timely manner. The Company believes that this personalized attention to a customer's needs, coupled with the Company's ability to provide one fully integrated billing statement for all of its services is appealing to both existing and prospective customers.

     In order to capitalize on the excess capacity of its network in off-peak hours, the Company markets long distance services to residential accounts through its Alliance Program for trade associations and professional organizations and its Academic Edge Program for colleges and universities, and through a number of MLMs, including International Communications Corporation (see "Item 13. Certain Relationships and Related Transactions"). By utilizing off-peak network capacity and existing infrastructure, these residential-targeted programs produce incremental revenue for the Company without materially increasing fixed network costs.

     Similarly, the Company's Academic Edge Program was launched in 1994 and caters to the specialized needs of colleges and universities. Under the program, the Company provides a revenue share to participating colleges and universities in return for their selecting BTI as an official campus telecommunications service provider. As of December 31, 1998, there were over 35 colleges and universities participating in the Academic Edge Program.

     Wholesale Services. The Company established a wholesale service sales force in November 1995. This group markets the Company's wholesale services to telecommunications carriers and other end-user customers. The Company believes it can compete effectively in this market based on a combination of price, reliability, advanced technology, route diversity, ease of ordering and customer service. The Company markets its wholesale services primarily through 12 direct sales personnel and 5 support specialists located primarily in the Company's corporate headquarters. In general, these sales professionals locate potential customers for the Company's wholesale services through customer referrals, trade shows and industry alliances. When contacting a potential customer, the Company's sales professionals work with network engineers to gain a better understanding of the customer's operations and bulk telecommunications transmission needs to develop innovative application-specific solutions to each customer's requirements. The Company also markets its wholesale services through print advertisements, event sponsorships, trade journals, direct mail and trade forums.


Network Facilities

     The Company operates an advanced telecommunications network including five digital switches interconnected by leased and owned transmission capacity. The Company currently has an Alcatel DEX 600E tandem switch in Raleigh and Alcatel DEX 600 switches in Atlanta, Dallas, New York and Orlando. In addition, the Company has installed Lucent 5ESS local switches in Raleigh, Charlotte, Greensboro, Atlanta and Orlando, and intends to install four additional switches by mid-1999. As of December 31, 1998, the Company had also deployed 37 digital loop carriers in certain ILEC central offices to facilitate providing cost-effective local service to smaller business customers. Furthermore, the Company recently installed five Ascend (formerly Cascade) 9000 switches to enhance its network's frame relay operations. The Company owns and operates a gateway pair of Alcatel Signaling Transfer Points ("STPs") in Atlanta and Raleigh to provide SS7 common channel signaling throughout its network. The SS7 signaling system reduces connect time delays and provides additional technical capabilities and efficiencies for call routing. The Company's network has also been designed to use AIN applications technology to allow the Company greater flexibility in data management and feature development. The Company's investment in digital switching, SS7 signaling and AIN applications technology has significantly increased network capacity, which has lowered the cost of providing services and enabled the Company to sell excess capacity to other telecommunications carriers.

     In October 1997, the Company entered into an agreement with Qwest to lease on an IRU basis approximately 3,250 route miles of fiber optic network to serve markets from New York to Miami and Atlanta to Nashville. The Company has selected Nortel to provide its optronics and dense wavelength division multiplexing ("DWDM") equipment for this network. The Company believes that this network, which is expected to be placed into service in phases through the third quarter of 1999, will enable it to carry a significant portion of its intraregional telecommunications traffic over its own facilities, thereby reducing its cost of services by decreasing payments to other carriers for use of their transport facilities. The Company leases fiber optic network capacity from major facilities-based carriers (including AT&T, MCI and WorldCom) either on its own or through its membership in the ACCA, a 10-member trade association co-founded by the Company in 1993. The ACCA negotiates with carriers for bulk transmission capacity for its members. The collective buying power of its members enables the ACCA to negotiate as if it were one of the larger telecommunications service providers in the United States.

     The extent and manner of expansion of the Company's fiber optic network in the future will be based on various factors, including:

     (1) the number of its customers and volume of their telecommunications traffic in a market;

   (2) the anticipated operating cost savings associated with the transmission of the telecommunications traffic in a given area using Company-owned facilities in lieu of capacity purchased from other operators; and

   (3) the expenditures required to acquire (by construction, purchase or long-term lease) the required network facilities.

     The Company also operates a fiber optic network extending approximately 80 route miles in North Carolina, linking Raleigh, Durham and the Research Triangle Park area, to provide services in its Raleigh market.

This network was built in a ring configuration in order to ensure redundancy, deploying throughout a self-healing SONET architecture, high-quality fiber and advanced transmission electronics.


Competition

     The telecommunications industry is highly competitive. The Company competes primarily on the basis of customer service, price, product availability, reliability and variety of service offerings. The Company's ability to compete effectively will depend on its ability to maintain high quality services at prices generally equal to or below those charged by its competitors. In particular, price competition in the integrated telecommunications services and wholesale services markets has generally been intense.

     Many of the Company's competitors have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company and utilize more extensive transmission networks. In particular, regional Bell operating companies ("RBOCs") such as BellSouth are now allowed to provide interLATA long distance services outside their home regions, as well as interLATA mobile services within their regions. They will be allowed to provide interLATA long distance services within their regions after meeting certain requirements of the Telecommunications Act intended to foster opportunities for local telephone competition. The RBOCs already have extensive fiber optic cable, switching, and other network facilities in their respective regions that can be used for their long distance services.

     In addition, other new competitors, such as ILECs (outside their home regions), CLECs, switchless resellers, satellite carriers, public utilities and cable companies, may enter the Company's current or future markets. IXC, Qwest, Level 3 and Williams Communications, for example, are constructing nationwide fiber optic systems with routes through portions of the Southeastern United States. If industry capacity expansion results in capacity that exceeds overall demand along any of the Company's routes, severe additional pricing pressure could develop. The Company also faces increasing competition from firms offering long distance data and voice services over the Internet. Such firms could enjoy a significant cost advantage because they currently do not pay carrier access charges or universal service fees.

     The Company's principal competitor for local exchange services is the ILEC in the particular market, including BellSouth in virtually all of the Company's initial target markets. The ILECs will enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including their preexisting customer relationship with all or virtually all end users. Furthermore, the Company will be highly dependent on the competing ILEC for local network facilities and wholesale services required in order for the Company to assemble its own products. The Company will also face competition from other CLECs, including US LEC, Intermedia, MCI Metro, ITC DeltaCom, Inc. and Time Warner, some of whom have already established local operations in the Company's target markets.

     Large long distance carriers, such as AT&T, MCI and Sprint, have begun to offer a package of local and long distance telecommunications services. In June 1998, Sprint announced its intention to offer voice, data and video services over its nationwide asynchronous transfer mode ("ATM") network, which Sprint anticipates will significantly reduce its costs to provide such services. Sprint plans to bill its customers based upon the amount of traffic carried, irrespective of the time required to send the traffic or the traffic's destination.

     In addition, ILECs are expected to compete in each other's markets in some cases. For example, in the future RBOCs may provide local services within their respective geographic regions in competition with independent telephone companies, as well as outside their regions. BellSouth recently announced its intention to establish its own CLEC to obtain pricing flexibility to compete in areas served by the Company. Wireless telecommunications providers may develop into effective substitutes for wireline local telephone service. AT&T has announced plans to offer local services using a new wireless technology. AT&T's proposed wireless system would link residential and business telephones via radio transmissions to the AT&T network. If successful, this new service could further enhance AT&T's ability to market, on a nationwide basis, "one-stop" telecommunications services.

     A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition faced by the Company or its wholesale customers. The telecommunications market is very dynamic, and additional competitive changes are likely in the future.

Regulation

     The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications and cable industries. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which these industries operate. Neither the outcome of these proceedings, nor their impact upon the telecommunications and/or cable industries or the Company, can be predicted at this time. This section sets forth a brief description of regulatory and tariff issues pertaining to the operations of the Company.


     Telecommunication Regulation

     Overview. BTI is subject to federal, state and local regulation. The FCC exercises jurisdiction over all interstate and international telecommunications services. While carriers can provide domestic services without prior authorization, the FCC requires prior authorization to construct and operate international facilities or to provide resale of international services. State regulatory commissions retain some jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. Local governments may require the Company to obtain licenses, permits or franchises regulating the use of public rights-of-way necessary to install and operate its networks.

     Federal Regulation. The Telecommunications Act became effective February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, the state and local governments retain most of their existing regulatory authority. The Telecommunications Act imposes a variety of new duties on incumbent local exchange carriers in order to promote competition in local exchange and access services. Some duties are also imposed on non-incumbent local exchange carriers, such as the Company. The duties created by the Telecommunications Act include reciprocal compensation, resale, interconnection, unbundled network elements, number portability, dialing parity and access to rights-of-way.

     Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. Certain FCC rules regarding pricing and the unbundling of network elements that must be made available are subject to further review by the Eighth Circuit Court and the FCC. However, carriers still may negotiate agreements, and if the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission.

     The Telecommunications Act also eliminates previous prohibitions on the provision of interLATA long distance services by the RBOCs and the GTE Operating Companies ("GTOCs"). The RBOCs are now permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act, the RBOCs will be allowed to provide long distance service within the regions in which they also provide local exchange service ("in-region service") upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements. BellSouth has sought such authority in Louisiana and South Carolina. Both requests were denied by the FCC and the denial was upheld by the United States Court of Appeals for the D.C. Circuit. The GTOCs are permitted to enter the long distance market without regard to limitations by region, although regulatory approvals otherwise applicable to the provision of long distance service will need to be obtained. The GTOCs are also subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on incumbent local exchange carriers.

     The Telecommunications Act imposes certain restrictions on the RBOCs in connection with the RBOCs' entry into long distance services. Among other things, the RBOCs must pursue such in region activities only through separate subsidiaries with separate books and records, financing, management and employees, and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The RBOCs are also prohibited from jointly marketing local and long distance services, equipment and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the RBOCs must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. US West, Inc. and Ameritech Corporation have each announced marketing arrangements with Qwest whereby they will market Qwest long distance services in their respective regions. The

FCC found these arrangements to be unlawful. The FCC decision is on appeal. If these arrangements are allowed to operate, and if other RBOCs enter into similar arrangements, they may reduce the motivation of RBOCs to cooperate in opening their markets to competition.

     Prior to the passage of the Telecommunications Act, the FCC had already established different levels of regulations for dominant and non-dominant carriers. For domestic common carrier telecommunications regulation, ILECs, including the RBOCs, are considered dominant carriers for the provision of interstate access and interexchange services, while other interstate service providers, such as the Company, are considered non-dominant carriers. The FCC has recently proposed that the RBOCs offering out-of-region interstate long distance services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the RBOC that complies with certain structural separation requirements. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than non-dominant carriers.

     The Company has obtained FCC authority to provide international services. Services of non-dominant carriers are subject to relatively limited regulation by the FCC. Non-dominant carriers are required to file tariffs listing the rates, terms and conditions of interstate access and international services provided by the carrier. Periodic reports concerning the carrier's interstate circuits and deployment of network facilities also are required to be filed. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The Company must offer its interstate services on a nondiscriminatory basis, at just and reasonable rates, and remains subject to FCC complaint procedures. Pursuant to these FCC requirements, the Company has filed and maintains with the FCC a tariff for its interstate and international services.

     On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate interexchange services. Following a nine-month transition period, relationships between carriers and their customers will be set by contract. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC's order pending judicial review of the appeals. If the appeals are unsuccessful and the FCC's order becomes effective, BTI believes that the elimination of the FCC's tariff requirement will permit the Company to respond more rapidly to changes in the marketplace. In the absence of tariffs, however, the Company will be required to obtain agreements with its customers regarding many of the terms of its existing tariffs, and uncertainties regarding such new contractual terms could increase the risk of claims against the Company from its customers.


     On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. Such contributions will be assessed based on interstate and international end-user telecommunications revenues. The revenues for the high cost and low income fund are the Company's estimated quarterly interstate and gross end-user telecommunications revenues. The revenues for the schools and libraries and rural healthcare fund are the Company's estimated quarterly intrastate, interstate and international gross end-user telecommunications revenues. Since the contribution factors are determined quarterly the Company does not know the effect of such charges on the Company, but does not expect the Universal Service Order to have a material adverse effect on the Company.

     The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. The FCC has the authority to generally condition, modify, cancel, terminate or revoke operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

     The FCC, through decisions announced in September 1992 and August 1993, as modified by subsequent FCC and court decisions (the "Initial Interconnection Decisions"), has ordered the RBOCs and all but one of the other local exchange carriers having in excess of $100 million in gross annual revenue for regulated services to provide expanded interconnection to local exchange carrier central offices to any competitive access provider, interexchange carrier or end user seeking such interconnection for the provision of interstate access services. As a result of this decision and the Telecommunications Act, once the Company has entered into interconnection agreements with local exchange carriers, it will be able to reach most business customers in its metropolitan service areas and can expand its potential customer base. The Telecommunications Act now requires most ILECs to offer physical collocation, enabling the interconnector to place its equipment in the central office space of these ILECs.

     On August 8, 1996, the FCC adopted the Interconnection Decision to implement the interconnection, resale and number portability provisions of the Telecommunications Act. Certain provisions of these rules were appealed. The Eighth Circuit Court vacated certain provisions of the Interconnection Decision, including the pricing rules and rules that would have permitted new entrants to "pick and choose" among various provisions of existing interconnection agreements between the ILECs and other carriers. The Supreme Court reversed most aspects of the Eighth Circuit's decision and, among other things, decided the FCC has general authority under the Act to promulgate rules governing local interconnection pricing. The Supreme Court reinstated the FCC's "pick and choose" rules. The Supreme Court remanded to the FCC for further consideration its identification of the network elements that must be unbundled. The overall impact of the Eighth Circuit Court and Supreme Court decisions on the Company cannot yet be determined and there can be no assurance that it will not have a material adverse affect on the Company. In addition, other FCC rules relating to local service competition are still being challenged and there can be no assurance that decisions with respect to such rules will not be adverse to companies seeking to enter the local service market.

     In connection with the Initial Interconnection Decisions, the FCC granted local exchange carriers additional flexibility in pricing their interstate special and switched access services on a central office specific basis. Although there can be no assurance, the Company anticipates that the FCC will grant local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. On May 7, 1997, the FCC announced that it is adopting new pricing rules that restructure local exchange carrier switched transport rates in order to facilitate competition for switched access. In addition, the FCC adopted rules that will require ILECs to substantially decrease the prices they charge for switched and special access, and that will change how access charges are calculated. These changes are intended to reduce access charges paid by interexchange carriers to local exchange companies and shift certain usage-based charges to flat-rate, monthly per-line charges.

     On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provision of the 1996 Telecommunications Act. In that report, the FCC stated that the provision of transmission capacity to ISPs constitutes the provision of telecommunications and is, therefore, subject to common carrier regulation. The FCC indicated it would reexamine its policy of not requiring an ISP to contribute to the universal service mechanisms when the ISP provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. Any such contribution would be related to the ISP's provision of the underlying telecommunications services. The FCC noted it did not have an adequate record to make a decision at that time on whether certain forms of phone-to-phone IP telephony is a telecommunications service rather than an information service. It noted that on the record before it, the service appeared to have the same functionality as non-IP telephony and lacked the characteristics that would render the service an information service.

     The FCC has also been considering whether local carriers are obligated to pay compensation to each other for the transport and termination of calls to Internet service providers when a local call is placed from an end user of one carrier to an Internet service provider served by the competing local exchange carrier. Recently, the FCC determined that it had no rule addressing inter-carrier compensation for these calls. In the absence of a federal rule, the FCC determined that it would not be unreasonable for a state commission, in some circumstances, to require payment of compensation for these calls. The FCC also released for comment alternative federal rules to govern compensation for these calls in the future. If state commissions, the FCC or the courts determine that inter-carrier compensation does not apply, carriers may be unable to recover their costs or will be compensated at a significantly lower rate.

     State Regulation. The Company is subject to various state laws and regulations. Most public utilities commissions subject providers such as the Company to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, BTI also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements.

     Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to the Company's compliance with applicable laws or regulations.

     The Company has obtained authority to provide intrastate, intraLATA long distance service in states outside of its target markets because it believes this capability enhances the Company's ability to attract business customers that have offices outside of its target markets. The Company may also apply for authority to provide services in other states in the future. The Company holds certificates to offer local services in North Carolina, Alabama, Arkansas, Delaware, the District of Columbia, Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, New York, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia, and has an application pending for authority to offer local services in California. While the Company expects and intends to obtain necessary operating authority in each jurisdiction where it intends to operate, there can be no assurance that each jurisdiction will grant the Company's request for authority.

     Although the Telecommunications Act preempts the ability of states to forbid local service competition, some states have not yet completed all regulatory actions to comply with the Telecommunications Act. Furthermore, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements.

     The Company believes that, as the degree of intrastate competition increases, the states will offer ILECs increasing pricing flexibility. This flexibility may present ILECs with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing ILECs to offer competitive services at prices below the cost of providing the service. The Company cannot predict the extent to which this may occur or its impact on the Company's business.

     Local Government Authorizations. The Company is required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, ILECs do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that the Company remove its facilities or abandon its network in place could have a material adverse effect on the Company.


Employees

     As of December 31, 1998, the Company employed a total of approximately 750 employees. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees are currently represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.


Item 2. Properties

     The Company leases offices and space in a number of locations, primarily for sales offices and network equipment installations. The Company leases approximately 95,000 square feet of office space for its corporate headquarters in Raleigh, North Carolina, under a lease expiring in April 2005. The Company leases space for sales offices in North Carolina, Florida, Georgia, South Carolina, Tennessee, and Virginia. The leases for these offices expire between May 1999 and April 2005. In addition, the Company leases rights-of-way, office space and land for its network equipment. The leases for the office space and land expire between September 1999 and June 2004 and the leases for the rights-of-way are either perpetual or are renewable through 2023. The Company believes that its leased facilities are adequate to meet its current needs and that additional facilities are available to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.


                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the Company's stock.

     All of the outstanding shares are held by one person.

     Since its conversion from an S corporation to a C corporation in September 1997, the Company has only paid cash dividends on its Common Stock to fund shareholder tax liabilities arising from periods when the Company was an S corporation. During these periods, the shareholders incurred tax liabilities on behalf of the Company due to income of the Company reported on their individual income tax returns. The Company's 10 1/2% Senior Notes and its credit facilities do not allow it to pay dividends except for those to fund the aforementioned tax liabilities. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

     The Company did not sell any unregistered equity securities during the quarter ended December 31, 1999.


Item 6. Selected Financial and Operating Data

     The following selected historical financial and operating data for the five years ended December 31, 1998 were derived from the audited financial statements of the Company. The selected data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and notes thereto and other financial and operating data contained elsewhere herein.

                                                                                  Year Ended December 31,
                                                              ----------------------------------------------------------------
                                                                  1994         1995        1996         1997          1998
                                                              ------------ ----------- ----------- ------------- -------------
Statement of Operations Data (in thousands, except per
  share data):
Revenues ....................................................  $91,470     $114,493    $148,777     $  194,949    $  212,554
Operating expenses:
Cost of services ............................................   54,425      68,199      90,820         139,030       150,901
Selling, general and administrative expenses ................   33,671      44,732      53,791          60,131        80,011
                                                               -------     --------    --------     ----------    ----------
Total operating expenses ....................................   88,096     112,931     144,611         199,161       230,912
                                                               -------     --------    --------     ----------    ----------
Income (loss) from operations ...............................    3,374       1,562       4,166          (4,212)      (18,358)
Interest expense ............................................     (750)     (1,297)     (1,695)         (8,806)      (25,430)
Interest income .............................................       77          44           4           2,379         5,555
Gain on sale of marketable securities .......................       --          62         131              --            --
                                                               -------     --------    --------     ----------    ----------
Income (loss) before income taxes ...........................    2,701         371       2,606         (10,639)      (38,233)
Income taxes ................................................       --          --          --              --            --
                                                               -------     --------    --------     ----------    ----------
Net income (loss) ...........................................    2,701         371       2,606      $  (10,639)   $  (38,233)
                                                                                                    ==========    ==========
Pro forma income taxes(a) ...................................    1,135         156       1,094
                                                               -------     --------    --------
Pro forma net income (loss)(a) ..............................  $ 1,566     $   215     $ 1,512
                                                               =======     ========    ========
Cash dividends declared per common share(b) .................  $  0.01     $  0.01     $  0.01      $     0.01    $     0.01
                                                               =======     ========    ========     ==========    ==========
Other Data (in thousands, except ratio data):
Capital expenditures, including line access fees ............  $ 4,435     $10,718     $ 8,401      $   23,479    $   69,434
Depreciation and amortization ...............................    2,749       3,073       4,471           6,613        11,457
Net cash provided by (used in) operating activities .........    6,231       9,446         283           8,211        (6,418)
Net cash provided by (used in) investing activities .........   (4,530)    (10,721)     (8,681)       (133,248)      (49,466)
Net cash provided by (used in) financing activities .........   (1,701)      1,581       8,589         191,542         1,649
EBITDA(c) ...................................................    6,123       4,635       8,637           3,138        (6,854)
Ratio of earnings to fixed charges(d) ....................... 3.3 x        1.2 x       1.8 x                --            --
Balance Sheet Data (at period end and in thousands):
Working capital (deficit) ................................... $(1,546)     $(5,182)    $(3,189)     $   76,842         4,599
Property and equipment, net .................................   9,009       16,792      21,498          44,577       101,960
Total assets ................................................  26,802       35,969      48,682         223,550       209,171
Debt and capital lease obligations ..........................   8,388       13,553      21,088         251,794       254,882
Shareholder's equity (deficit) ..............................   4,070        1,897       2,374         (69,574)     (109,842)

----------
(a) Historical financial information for the three years in the period ended December 31, 1996 does not include a provision for income taxes because, prior to the Reorganization, BTI was an S corporation not subject to income taxes. Net income has been adjusted on a pro forma basis to reflect the tax that would have been paid by BTI if it had been subject to income tax for the full period.

(b) The dividends were paid in part to provide funds for tax obligations owed by BTI's shareholders as a result of BTI's S-corporation status prior to the Reorganization.

(c) EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization, other income and expense and non-cash compensation expense recorded in accordance with APB No. 25. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(d) The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt issuance costs and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense the
   Company believes to be representative of interest (estimated to be one-third of such expense). For the years ended December 31, 1997 and 1998, earnings were insufficient to cover fixed charges by $0.8 million and $10.6 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following analysis should be read in conjunction with the financial statements and notes thereto and the other financial data appearing elsewhere herein. The Company has included EBITDA data in the following analysis because it is a measure commonly used in the industry. EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization, other income and expense and non-cash compensation expense recorded in accordance with APB No.
25. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.


Overview

     The Company, which began operations in 1984 as Business Telecom, Inc., is a leading provider of telecommunications services in the Southeastern United States. The Company currently offers integrated telecommunications services including long distance, local, data, Internet access and other enhanced services, primarily to small and medium-sized business customers. In addition, the Company offers wholesale telecommunications services, including switched, dedicated access, special access and prepaid calling card services primarily to telecommunications carriers.

     The Company currently has sales offices in 18 markets primarily located in the Southeastern United States, along with long distance switching operations centers in Atlanta, Dallas, New York, Orlando and Raleigh and local switching operations centers in Raleigh, Charlotte, Greensboro, Orlando and Atlanta. The Company operates a fiber optic network, consisting of leased and owned transmission capacity, concentrated within the Southeastern United States. The Company uses multiple carriers to obtain competitive pricing and high quality service for its customers while maintaining built-in flexibility and routing diversity to mitigate the impact of service interruptions.

     Company Reorganization. In September 1997, the Company undertook a series of transactions (the "Transactions") to provide BTI with greater liquidity and financial flexibility and to enhance its ability to execute its business strategy, including rapidly penetrating the local exchange market and expanding its network. The Transactions included the following:

   (1) the Company issued $250.0 million aggregate principal amount of 10 1/2% Senior Notes due 2007 (the "10 1/2% Notes");

   (2) BTI repaid all $26.6 million of indebtedness outstanding under its then-existing credit facility with General Electric Capital Corporation ("GE Capital"), including accrued interest thereon (the "BTI Refinancing"), and entered into a five-year, $60.0 million senior secured credit facility with GE Capital, guaranteed by the Company, which was amended and restated effective June 30, 1998 to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities");

   (3) BTI repurchased the 50% interest in its shares held by A.B. Andrews
       (the "Retiring Shareholder") for approximately $28.3 million (the "Share Repurchase");

   (4) BTI was merged with and into a wholly owned subsidiary of BTI Telecom Corp. and converted from an S corporation to a C corporation (the "Reorganization"); and

   (5) BTI acquired all of the fiber optic network and facilities assets of FiberSouth, Inc. ("FiberSouth"), for approximately $31.0 million, and repaid approximately $5.3 million of FiberSouth indebtedness, together with accrued interest thereon (the "FiberSouth Acquisition").

     Revenue. The Company generates the majority of its revenues from: (1) the sale of integrated telecommunications services, primarily to small and medium-sized businesses; and (2) the sale of wholesale telecommunications services, largely to other telecommunications carriers. For the years ended December 31, 1996, 1997 and 1998 revenues from integrated services represented approximately 82.7%, 59.1% and 63.1%, respectively, of the Company's total revenue. During the past several years, market prices for many telecommunications services have been declining, which is a trend that the Company believes will likely continue. This decline will have a negative effect on the Company's revenue and gross margin, which may not be offset completely by savings from decreases in the Company's cost of services.

     The Company's portfolio of integrated telecommunications services includes long distance, local, data, Internet access, paging, AIN applications, operator and other enhanced services. In order to capitalize on the excess capacity of its network in off-peak hours, the Company markets long distance services to the residential market through its Alliance Program for trade associations and professional organizations and its Academic Edge Program for colleges and universities.

     The Company began offering local exchange services, primarily on a resale basis, as part of its array of integrated telecommunications services in selected markets in the Southeastern United States in November 1997. The Company has installed Lucent 5ESS local switches in Raleigh, Charlotte, Greensboro, Orlando and Atlanta, and plans to install four additional switches in key Southeastern markets by mid-1999. The Company will initially resell ILEC services in its other target markets, and intends to install network infrastructure to support local switched services as market conditions warrant. The introduction of local services contributed to lower gross margins in 1997 and 1998 as these services are initially being offered on a resale basis. The Company expects these margins to improve as it provides more of these services using its own local switching facilities. As of December 31, 1998, the Company was providing local service in 11 states primarily on a resale basis. Through December 31, 1998, the Company had sold over 48,500 local access lines, approximately 50% of which were sold to existing customers. In addition, over 90% of the new local customers also purchased long distance or other services.

     Through 1995, the Company's direct sales compensation structure consisted of base salary plus one-time commissions on each customer's initial monthly billings and nominal residual commissions. During 1996, the Company redesigned its sales compensation structure in order to provide sales representatives with greater long-term incentives and to encourage stronger customer relationships. The new sales commission structure, known as the Partner Program, compensates sales representatives by offering a base salary for a ramp-up period, with higher commissions on initial billings, followed by more significant residual commissions. As the Company anticipated, the implementation of the new sales compensation structure initially caused increased turnover of sales personnel and resulted in decreased integrated services revenues and customer retention. Although revenue from integrated services decreased in 1997 as a result of these changes, new sales activity and retail revenue have once again begun to increase. In addition, during 1998 the Company announced that it will be relocating two of its direct sales offices from Texas to its more strategic North Carolina markets, in order to more effectively focus sales resources on certain underserved markets in the Company's core Southeastern region.

     The Company's portfolio of wholesale telecommunications services includes switched and dedicated access services. The Company entered the wholesale services business to leverage the network infrastructure developed for its integrated telecommunications services. In 1996, the Company began to aggressively pursue wholesale revenues to carriers, resellers and debit card providers. The Company increased monthly wholesale revenue from $0.7 million in January 1996 to $7.0 million in December 1998. Wholesale revenue as a percentage of the Company's total annual revenue was 17.3% in 1996, 40.9% in 1997 and 36.9% in 1998.

     Operating Expenses. The Company's primary operating expense categories include cost of services and selling, general and administrative expenses ("SG&A"). Cost of services consists of the fixed costs of leased facilities and the variable costs of origination, termination, and access services provided through ILECs and other telecommunications companies. By using multiple carriers for its transmission capacity, the Company is able to maintain network diversity and take advantage of least-cost traffic routing. In addition, in October 1997 the Company entered into an agreement with Qwest to lease on an IRU basis approximately 3,250 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. This network, which is expected to become substantially operational during the third quarter of 1999, will enable the Company to carry a significant portion of its intraregional traffic over its own facilities, thereby reducing its costs of services by decreasing payments to other carriers for the use of their facilities. As of December 31, 1998, approximately 300 miles of this network was operational.

     SG&A includes all infrastructure costs such as selling expenses, customer support, corporate administration, personnel, network maintenance, and depreciation and amortization. Selling expenses include commissions for the Company's direct sales program, which consist of a large percentage of customers' first month's billings, plus a residual percentage of ongoing monthly revenues. Selling expenses also include commissions paid to the Company's Corporate Partners (third party agents), which are based upon a fixed percentage of the customers' monthly billings. Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software, and is expected to increase as the Company incurs substantial capital expenditures to continue the expansion of its network facilities. Depreciation and amortization also includes line access fees, which represent installation charges paid primarily to ILECs for leased fiber optic facilities in addition to internal costs for network setup.

     In connection with the Transactions, the Company issued options to purchase 3,332,600 shares of Common Stock to certain individuals under the Company's 1994 Stock Plan and recorded approximately $2.1 million in compensation expense with respect thereto in 1997. In connection with the FiberSouth Acquisition, the Company also satisfied certain stock repurchase obligations in 1997 and 1998.

     Income Taxes. The Company generated a net loss for 1997 and 1998. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

     Prior to the Company's reorganization during 1997, BTI elected to be taxed for federal and state income tax purposes as an S corporation under the provisions of the Internal Revenue Code; accordingly, income, losses and credits were passed through directly to the shareholders rather than being taxed at the corporate level. In conjunction with the Reorganization, the Company converted from an S corporation to a C corporation and, as a result, is subject to federal and state income taxes. Conversion to a C corporation required the Company to adopt the provisions of Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." The cumulative effect of adoption of this standard is reflected in the Company's financial statements for the twelve months ended December 31, 1997.

     Throughout the period of time that BTI was an S corporation, shareholders were paid dividends to fund tax obligations arising from income earned by BTI that was reported on their individual income tax returns. The Company will continue to reimburse shareholders for any tax obligations arising from the income earned by BTI while its was an S corporation. The Company believes that any such requirements will not have a material effect on the Company's financial condition or results of operations.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue

     Revenue increased 9.0% from $194.9 million in 1997 to $212.6 million in 1998. This $17.6 million increase was primarily driven by the Company's introduction of local exchange services, which increased revenue by $11.8 million in 1998. The cumulative number of local access lines sold by the Company increased from 2,300 at December 31, 1997 to 48,500 at December 31, 1998. The remaining revenue increase of $5.8 million consists of $7.1 million in other retail services, offset by a decrease of $1.3 million in wholesale service revenue in 1998.

     Within wholesale service revenue, prepaid calling card revenue increased $8.7 million from $5.0 million in 1997 to $13.7 million in 1998. This type of service provides the Company with cash flow superior to traditional switched services, because the customer is required to prepay. The increase in prepaid calling card revenue was offset by a decrease in revenue from wholesale switched origination and termination services. This decrease consisted primarily of a volume decrease due to strategic pricing decisions by the Company to preserve margins. Other factors contributing to this decrease included competitive pricing pressures, access charge reform and consolidation within the industry.


     Cost of Services

     Cost of services represented 71.0% of revenue for the year ended December 31, 1998, as compared to 71.3% for 1997. The relatively stable cost of services percentage for 1998 as compared to 1997 reflects the impact of the introduction of CLEC services, changes in the long distance revenue mix and cost efficiencies gained in the Company's network operations. The revenue mix impact included an increase in the percentage of revenue represented by higher margin integrated services from 59.1% in 1997 to 63.1% in 1998. However, because the Company is initially offering its local services primarily on a resale basis, the increase in local service revenue has increased the Company's cost percentage. As the Company completes the installation of its local switches, an increasing portion of this service will be provided via Company-owned facilities, which should improve margins for this service. In addition, through the end of 1998 approximately 10% of the Company's planned 3,250 mile fiber network had been activated, which allowed the Company to begin reducing certain fixed costs associated with leased facilities.

     One trend that is indicative of the Company's progress during 1998 is the continued reduction in its cost of services as a percentage of revenue on a quarterly basis. This percentage decreased from 74.1% in the first quarter of 1998 to 66.2% in the fourth quarter.

     In addition, cost of services has been adversely impacted by regulatory matters, including increased costs related to the public payphone compensation order. A Federal Communications Commission ("FCC") ruling established, effective October 1997, a "per call compensation plan" that provides payphone service providers with compensation for calls completed using their payphones. During the first quarter of 1998, the Company began assessing a surcharge to these payphone users in order to recover the amount of compensation and related costs ordered by the FCC.

     Construction of the fiber optic network and the continuing effect of access charge reform are expected to reduce the Company's network costs in the future. Management anticipates that its fiber optic network will become substantially operational during the third quarter of 1999, and that its network expansion will enable it to carry a significant portion of its intraregional telecommunications traffic over owned facilities, thereby decreasing payments to other carriers for use of their transport facilities.


     Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses in 1998 were $68.5 million, or 32.2% of revenue, as compared to $53.5 million, or 27.5% of revenue in 1997. The increase in SG&A expenses during 1998 is largely attributable to the significant investments in human resources and increased marketing and advertising efforts associated with the introduction of the Company's CLEC services. These investments are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth in 1999 and beyond. The Company has also hired additional personnel to facilitate the deployment of its fiber optic network. In addition, depreciation and amortization was $11.5 million in 1998, representing an increase of 73.2% over the prior year. The increase in depreciation and amortization is primarily due to capital expenditures related to the expansion of the Company's network facilities and support infrastructure to accommodate expanded service offerings and increased traffic volume.


     Other Income (Expense)

     During 1998, interest expense was $25.4 million, compared to $8.8 million in 1997. The increase in interest expense during 1998 is primarily attributable to the Company's September 1997 issuance of the 10 1/2% Notes to finance capital expenditures, working capital and the Company's introduction of CLEC services. In addition, the Company capitalized $1.5 million of interest expense associated with the construction of its local service facilities and fiber networks during 1998.

     Interest income increased to $5.6 million in 1998 from $2.4 million in 1997, due to the investment of a portion of the proceeds of the 10 1/2% Note Offering.


     EBITDA

     Earnings before interest, taxes, depreciation and amortization and other non-cash charges (EBITDA) is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. The Company experienced negative EBITDA of $6.9 million for 1998, and positive EBITDA of $3.1 million for 1997. The Company expects to begin generating positive EBITDA during 1999 as it continues to expand its CLEC offerings and completes deployment of its fiber optic network. The decrease in EBITDA experienced by the Company throughout 1998 is primarily attributable to the additional SG&A associated with the Company's introduction of CLEC services and the expansion of its fiber network.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenue

     Revenue increased 31.0% from $148.8 million for 1996 to $194.9 million for 1997, primarily as a result of a $54.0 million increase in wholesale services revenue. The increase in wholesale revenue is attributable to increased sales to existing customers as well as sales to new customers. This increase was partially offset by a $7.9 million decrease in integrated services revenue resulting from the implementation of the Company's new sales compensation structure and to a lesser extent due to decreasing retail long distance rates and increasing competitive pressures.


     Cost of Services

     Cost of services increased 53.1% from $90.8 million for 1996 to $139.0 million for 1997, primarily as a result of the increase in total call volume resulting from increased wholesale revenue. Cost of services as a percentage of revenue increased from 61.0% for 1996 to 71.3% for 1997, largely due to the increase in lower margin wholesale revenue as a percentage of the Company's total revenues. Wholesale revenue accounted for 40.9% of total revenue for 1997, up from 17.3% for 1996. In addition, the effect of spreading fixed network costs over a reduced integrated services revenue base also contributed to the increase in cost of services as a percentage of revenue in 1997 as compared to 1996. Cost of services has also been adversely impacted by regulatory matters, including increased costs related to the FCC's public payphone compensation order.


     Selling, General and Administrative Expenses

     SG&A increased 8.5% from $49.3 million for 1996 to $53.5 million for 1997 though it declined as a percentage of total revenue from 33.1% in 1996 to 27.5% in 1997. The decrease in SG&A as a percentage of revenue is largely attributable to cost containment efforts implemented by the Company in the second quarter of 1996. SG&A in 1997 also included the one-time charge of $2.1 million to recognize stock compensation expense relating to former employees in connection with the Transactions. Depreciation and amortization increased 47.9% from $4.5 million for 1996 to $6.6 million for 1997, due primarily to capital expenditures related to the investment in new switching operations and expansion of existing operations centers and infrastructure due to increased traffic volume and expanded product offerings.


     Other Income (Expense)

     Interest expense was $1.7 million for 1996, as compared to $8.8 million for 1997, primarily due to the issuance of the 10 1/2% Notes to finance capital expenditures, working capital and the Company's introduction of CLEC services.


     EBITDA

     EBITDA decreased 63.7% from $8.6 million for 1996 to $3.1 million for 1997. The decrease is due primarily to an increase in cost of services, partially offset by increased revenues.


Liquidity and Capital Resources

     Cash Flows

     For the year ended December 31, 1996, the Company generated cash flow from operating activities of $0.3 million. This cash flow primarily resulted from net income of $2.6 million combined with depreciation and amortization of $4.5 million, which was offset by an increase in accounts receivable of $6.6 million. Cash used in investing activities in 1996 was $8.7 million, primarily consisting of $7.8 million in capital expenditures. Net cash provided by financing activities was $8.6 million in 1996. This increase in cash was primarily due to proceeds of long-term debt of $11.6 million which was partially offset by $2.0 million in dividends paid to shareholders. These dividends were paid in part to provide funds for tax obligations owed by BTI's shareholders as a result of BTI's net income, due to its status as a subchapter S corporation for income tax purposes during 1996.

     For the year ended December 31, 1997, the Company generated $8.2 million of positive cash flow from operating activities, primarily driven by a net loss of $10.6 million, depreciation and amortization of $6.6 million, and increases in accounts payable and accrued interest of $4.1 million and $7.1 million, respectively. Cash used in investing activities in 1997 was $133.2 million, including $74.6 million used to purchase securities pledged to secure the first six scheduled interest payments on the 10 1/2% Notes (the "Restricted Cash"). In addition, investing activities included $35.2 million utilized for the FiberSouth Acquisition and $22.8 million in capital expenditures during 1997. Net cash provided by financing activities in 1997 was $191.5 million. This amount consists of $250.0 million of gross proceeds from the 10 1/2% Notes Offering, partially offset by $28.3 million used for the Share Repurchase, $18.7 million used to payoff existing long-term debt and $9.5 million in financing costs. The Company also paid dividends of $1.6 million in part to provide funds for tax obligations owed by BTI's shareholders as a result of BTI's income reported on their income tax returns. In the Reorganization, BTI converted from S corporation to C corporation status for income tax purposes. As a result, the Company became fully subject to federal and state income taxes and it recorded $2.8 million of deferred income tax liabilities. There was no corresponding impact on the Company's results from operations due to net operating losses generated during 1997, which were partially offset by the recording of a valuation allowance.

     For the year ending December 31, 1998, the Company used $6.4 million of cash flow to fund operating activities. This amount consisted primarily of a net loss of $38.2 million, offset by depreciation and amortization of $11.4 million, and an increase in accounts payable and accrued expenses of $20.1 million associated with the Company's capital expenditures and continued operational expansion. Cash used in investing activities in 1998 was $49.5 million, including capital expenditures of $66.3 million and an increase in other assets of $3.1 million, partially offset by the decrease in Restricted Cash of $22.3 million. Capital expenditures during 1998 were primarily related to the deployment of the fiber optic network and purchases of equipment for the development of the Company's facilities-based local exchange services. The $3.1 million increase in other assets consisted of $1.6 million in capitalized expenditures for line access fees, and the Company's $1.5 million purchase of a multi-media franchise to secure service rights within the Raleigh, North Carolina Market (see "Item 13 Certain Relationships and Related Transactions"). The decrease in Restricted Cash resulted from the provision of $26.3 million to fund the March and September 1998 interest obligations on the 10 1/2% Notes, net of $4.0 million in related investment earnings. In addition, during 1998 the Company satisfied stock and option repurchase obligations that arose in connection with the Fibersouth Acquisition and under the 1994 Stock Plan. The Company settled these obligations with a $2.3 million cash payment, which is reflected as an adjustment to equity and represents a reallocation of the original Fibersouth purchase price. Net cash provided by financing activities in 1998 was $1.6 million which consisted primarily of $4.1 million in net borrowings on long-term debt partially offset by a decrease in other long term liabilities.


     Debt

     Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility based upon accounts receivable and a $30.0 million facility based upon capital expenditures (the "Facilities"). Borrowings under the Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Borrowings under the Facilities are secured by substantially all of the Company's assets and bear interest at the 30, 60 or 90 day London Interbank Offered Rate ("LIBOR") or the prime rate, plus an applicable spread which varies based upon the Company's financial position. The Company is also required to pay a fee of 0.375% per year on the unused portion of the Facilities. At December 31, 1998, $4.1 million was outstanding under the Facilities, in addition to $0.2 million in letters of credit. The Facilities require the Company's compliance with various financial and administrative covenants, including among others, covenants limiting its ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the Facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. The Company is currently in compliance with these covenants, but there can be no assurance that the Company will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on the Company's business and operations.

     During the second quarter of 1998, Moody's adjusted the Company's long-term credit rating from B2 to B3, citing concern that integrated services revenue and operating cash flow were unlikely to grow as rapidly as Moody's had initially expected when the 10 1/2% Notes were originally rated. Moody's indicated that the trend in operating results had the effect of weakening the Company's anticipated debt protection measures for the intermediate term. However, Moody's indicated that the Company's strategy to improve operating margins and cash flows through the migration of its long distance and local traffic over more of its own switches and network facilities continued to be a sound business plan. Moody's also affirmed the Company's rating of B1 on the $60 million secured credit facilities.

     In November 1998, Standard and Poor's ("S&P") lowered its corporate credit and senior unsecured debt ratings on the Company's long-term debt from B+ to B and lowered its rating from BB- to B+ on the Facilities. This rating action reflected concerns similar to those cited by Moody's, and also noted the anticipated operating margin improvements that should result from the migration of long distance and local traffic to more of the Company's own switches and fiber network. The revised rating also reflected a stable outlook for the Company.


     Capital Spending

     The Company incurred total capital expenditures of $66.3 million during 1998, including $30.9 million related to its fiber optic network and $35.4 million in equipment and corporate infrastructure, primarily for the Company's CLEC operations. The Company currently estimates that its aggregate capital requirements will total approximately $42 million for 1999, including $23.6 million committed on existing projects. In addition, the Company expects to make reduced capital expenditures thereafter and currently estimates that its aggregate capital expenditures for the years 2000 through 2002 will be approximately $60 million.

     The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the Company's industry. The Company believes that cash on hand, borrowings expected to be available under the Credit Facility and cash flow from operations will be sufficient to expand the Company's business as currently planned. The Company expects to begin generating positive cash flow from operations during 1999 as it continues to expand its CLEC offerings and completes the deployment of its fiber optic network. In the event the Company's plans change or its forecasts prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund the Company's planned growth and operations. The Company may also require additional capital in the future (or sooner than currently anticipated) for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include public and private debt and equity offerings, subject to compliance with the provisions in the Indentures and the Facilities. Additional financing might not be available to the Company, or might not be available on terms acceptable to the Company and within the restrictions contained in the Company's financing arrangements.


Year 2000 Issues

     Beginning in 1996, the Company conducted a thorough review of its information technology and operating systems and non-information technology systems, as well as the systems of its major customers, suppliers, and third party network service providers to ensure that the systems would properly recognize the Year 2000 and continue to process data. This review also included the evaluation of internally developed software. As a result of this assessment, the Company has developed a thorough plan to address the Year 2000 issue ("Year 2000 Plan"). The Year 2000 Plan has strong executive management support and requires frequent updates to senior management. In addition, a project manager and significant other programming and operational staff are dedicated to the Plan's implementation. The Year 2000 Plan includes the wide-ranging assessment of the Year 2000 problems that may affect the Company, the development of remedies to address the problems discovered in the assessment phase, testing of the remedies and the preparation of contingency plans.

     Implementation of the Plan began in 1997 and will continue through 1999. The Company has completed the evaluation phase for its systems and is in the remediation and testing phases of the Year 2000 Plan. The Company anticipates that all major business-critical systems will be tested and Year 2000 compliant by June 30, 1999. In that regard, the Company has received assurances or has secured contractual stipulations from certain significant vendors that their systems are either already Year 2000 compliant or will be by June 30, 1999. These vendors include the Company's major suppliers of switching equipment, fiber optic electronics, and billing and customer care systems. The Company believes that these systems represent its most critical business systems. All other systems are targeted for compliance by the end of the third quarter 1999. The Company is currently testing the systems and applications that have been corrected or reprogrammed.

     As part of the Year 2000 Plan, the Company is seeking information from its other significant hardware, software and other equipment vendors, third party network providers, other material service providers and material customers regarding their development and implementation of plans to become Year 2000 compliant. Responses received to date from the Company's vendors, service providers and customers have indicated that such respondents are in the process of implementing remediation procedures to ensure that their computer systems will be Year 2000 compliant by December 31, 1999.

     The Company is developing contingency plans to deal with potential Year 2000 related business interruptions that may occur, and these plans are expected to be complete by March 31, 1999. These contingency plans will be designed to address worst-case scenarios. Models of such worst-case scenarios will be developed based upon the responses of the Company's vendors, service providers and customers to the Company's requests for Year 2000 compliance information.

     Through December 31, 1998, the Company has spent approximately $0.7 million on Year 2000 projects and activities. The estimated total cost for Year 2000 projects and activities is $2.0 million, excluding capital expenditures. Most of these capital expenditures, which include both equipment and software, will not only provide for Year 2000 compliance, but also will otherwise enhance the Company's operations. In most cases, the expenditures for system modifications will be merely an acceleration of previously planned improvements. Year 2000 project costs are being funded through operations and existing credit facilities and are not expected to have a material effect on the Company's financial condition or results from operations. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. Failure by the Company and/or its major vendors, third party network service providers and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.


Effects of New Accounting Standards

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 130 addresses reporting amounts of other comprehensive income and SFAS No. 131 addresses reporting segment information. As of January 1, 1998, the Company implemented SFAS No.
130. There are no material differences between net income and comprehensive income as defined by SFAS 130 for the periods presented. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for the years ended December 31, 1996, 1997 and 1998, as a single segment.

     In 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect any significant additional disclosure requirements or other financial statement impacts to result from the adoption of the statements.


Inflation

     The Company does not believe inflation has had a significant impact on the Company's operations.


Item 7A. Quantitive and Qualitative Disclosure

     Although the Company invests its short-term excess cash balances, the nature and quality of these investments are restricted under the terms of the Indenture for the 10 1/2% Notes and the Company's internal investment policies. These investments are limited primarily to U.S. Treasury securities, certain time deposits, and high quality repurchase agreements and commercial paper (with restrictions on the rating of the companies issuing these instruments). The Company does not invest in any derivative or commodity type instruments. In addition, the Company's restricted cash balance available to fund the next four scheduled interest payments on the 10 1/2% Notes is invested in U.S. Treasury securities in accordance with the terms of the related agreements. Accordingly, the Company is subject to minimal market risk on any of its investments.

     The majority of the Company's debt, which consists of $250 million of the 10 1/2% Notes, bears interest a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put the Company in a position of paying interest that differs from then existing market rates. The remainder of the Company's debt consists of the Facilities, which bear interest at variable rates based upon market conditions and the financial position of the Company. As of December 31, 1998, borrowings under this facility were $4.1 million. Management believes that this debt does not currently create a significant amount of interest rate risk, and as such has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate the Company's risk, and it may enter hedging transactions if conditions warrant.


Item 8. Financial Statements and Supplementary Data.

     See page F-1.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.



Name                                Age    Position(s) with Company
--------------------------------   -----   --------------------------------------------------------
Peter T. Loftin ................    40     Chairman, Chief Executive Officer and Director
R. Michael Newkirk .............    36     President, Chief Operating Officer and Director
H.A. (Butch) Charlton ..........    48     Executive Vice President
Anthony M. Copeland ............    42     Executive Vice President, Secretary and General Counsel
Sean P. Pflaging ...............    30     Vice President, Network Services
Brian K. Branson ...............    33     Chief Financial Officer, Treasurer and Director
Thomas F. Darden ...............    43     Director
William M. Moore, Jr. ..........    59     Director
Paul J. Rizzo ..................    70     Director

     PETER T. LOFTIN founded BTI in November 1983 and has served as Chief Executive Officer and Chairman of the Board of Directors of BTI since that time. Mr. Loftin has more than 15 years of experience in the telecommunications industry. He is a founding member of the North Carolina Long Distance Association, representing the state's independent long distance carriers. He also serves on the Advisory Board of the Duke Heart Center at the Duke University Medical Center, the Steering Committee for the North Carolina Museum of Natural Sciences and the Board of the Chamber of Commerce of Raleigh, North Carolina. Mr. Loftin attended North Carolina State University.

     R. MICHAEL NEWKIRK joined BTI in 1986 and has served as its Chief Operating Officer since October 1996, its President since July 1997 and as Director since August 1997. Mr. Newkirk was Executive Vice President of BTI from March 1994 until October 1996. Mr. Newkirk has over 15 years of experience in the telecommunications industry and is President of the ACCA. He also serves on the Board of Directors of America's Carriers Telecommunications Association ("ACTA"), a national organization that represents telecommunications companies before legislative and regulatory bodies.

     H.A. (BUTCH) CHARLTON has served as President and CEO of FiberSouth since April 1997. He has also served as Executive Vice President of BTI since July 1997. Prior to joining FiberSouth, Mr. Charlton served from 1984 to 1997 with DSC Communications Corporation, a manufacturer of telecommunications equipment for local, long distance and cellular markets, most recently as Vice President -- Public Network Sales. Prior to joining DSC, Mr. Charlton spent 13 years with Contel Corporation, a local exchange carrier, holding a variety of positions in the engineering and network planning area. Mr. Charlton holds a B.S. in Business Finance from the University of Texas at Dallas.

     ANTHONY M. COPELAND joined BTI as General Counsel in 1992 after serving as Chief Counsel for the North Carolina Department of Public Instruction and as Assistant District Attorney for North Carolina's 10th Prosecutorial District. Mr. Copeland has served on the North Carolina Board of Public Telecommunications since July 1995, and in July 1996 was appointed to the Board of Directors of the North Carolina Electronics and Information Technologies Association. He is also a member of the Wake Technical Community College Telecommunications Industry Advisory Committee, the Wake Education Partnership-Technology Committee, the Federal Communications Bar Association, the North Carolina State Bar and the North Carolina Bar Association. Mr. Copeland received his A.B. from Duke University and his J.D. from the T.M. Cooley Law School at Lansing, Michigan.

     SEAN P. PFLAGING joined BTI in 1993 as a network analyst and served in other managerial roles until January 1998 when he was appointed Vice President, Network Services. Prior to joining BTI, Mr. Pflaging worked for Sprint International. Mr. Pflaging holds a B.S. in Business and Accountancy from Wake Forest University.

     BRIAN K. BRANSON was named Chief Financial Officer of BTI in August 1996 and Treasurer and Director of BTI in August 1997. Mr. Branson joined BTI in July 1992 as a financial analyst and served in a variety of financial roles prior to his appointment as Chief Financial Officer. Prior to joining BTI, he worked in the Entrepreneurial Services Group of Ernst & Young LLP. Mr. Branson is a board member of the National Telecom Data Exchange. Mr. Branson is a Certified Public Accountant and holds a B.S. in Accounting and an M.B.A. from Elon College.

        THOMAS F. DARDEN has served as Chairman of Cherokee Sanford Group LLC or its predecessors and affiliates, which includes brick manufacturing, environmental remediation and brownfield redevelopment companies, since 1984 and since 1997, has served as a director of Waste Industries, Inc., a public company. He is also a principal of Franklin Street/Fairview Capital, a private investment company. He also acts as a Trustee of Shaw University, is a director of Winston Hotels, Inc., and is a former Trustee of the Triangle Transit Authority. In addition, Mr. Darden has served on the Board of Visitors and currently serves on the Honors Advisory Board at the University of North Carolina at Chapel Hill ("UNC-CH"). Mr. Darden holds a B.A. with Highest Honors and an M.R.P. in Environmental Planning from UNC-CH , and a J.D. from Yale University.

     WILLIAM M. MOORE, JR. has served as Chairman of the Board of Trident Financial Corp., a private company since 1975 and also serves as a director of the following private companies: Franklin Street Partners; Anchor Capital Corp.; Egret Holdings, Inc.; Oberlin Capital, LP; Trident Securities, Inc.; and Franklin Street Trust Co.

     PAUL J. RIZZO has served as Chairman of the Board of Franklin Street Partners, a private investment company, since 1996 and also serves as a director of the following public companies: Morgan Stanley Dean Witter & Co.; Ryder System Inc.; The McGraw-Hill Companies, Inc.; and Johnson & Johnson. Following his retirement as Vice Chairman of IBM in 1987, Mr. Rizzo became Dean of the Kenan-Flagler Business School at UNC-CH. He returned to IBM in 1993 as Vice Chairman and retired from that position in 1994. In addition, Mr. Rizzo serves as a director of four private companies.

     There are no family relationships between any director or officer of the Company.


Item 11. Executive Compensation

     Summary Compensation Information

     The following table sets forth all compensation paid or accrued by the Company for services rendered to it in all capacities for the fiscal years ended December 31, 1998, 1997 and 1996, to BTI's Chief Executive Officer and BTI's other executive officers who earned at least $100,000 in the respective fiscal year (collectively, the "Named Officers").


                          Summary Compensation Table



                                                                                                     Long-Term
                                                               Annual Compensation              Compensation Awards
                                                             ------------------------   -----------------------------------
                                                   Fiscal                                Stock Options        All Other
Name and Principal Position                         Year        Salary        Bonus         (Shares)         Compensation
-----------------------------------------------   --------   -----------   ----------   ---------------   -----------------
Peter T. Loftin, Chairman and CEO .............    1998       $875,016      $  2,537               0         $ 138,982(1)
                                                   1997        500,000       129,403               0           210,000(2)
                                                   1996        500,000        20,763               0           190,000(3)
R. Michael Newkirk, President and COO .........    1998        168,750       130,000         250,000            16,736(4)
                                                   1997        125,000       210,313       1,732,960            17,478(5)
                                                   1996        100,000       137,706               0            13,728(6)
Anthony M. Copeland, Executive Vice
  President and General Counsel ...............    1998        145,000        20,000         125,000            12,290(7)
                                                   1997        120,000        52,048          33,330            12,857(8)
                                                   1996        100,000        17,586               0                 0
H.A. (Butch) Charlton, Executive
  Vice President ..............................    1998        175,000        50,000         125,000             8,300(9)
                                                   1997        122,052        34,428          33,330                 0(10)
Brian K. Branson, Chief Financial Officer
  and Treasurer ...............................    1998        121,667             0         125,000            13,001(11)
                                                   1997         95,000        30,929          33,330            13,246(12)

----------
(1) Includes $62,000 of relocation expenses, $5,190 medical insurance premium cost, $2,213 disability insurance cost, $4,793 telephone expense, $21,161 tax planning/consulting cost and $43,625 car allowance and personal use of Company vehicles.

(2) Includes $168,000 of relocation expenses and a $42,000 car allowance.

(3) Includes $148,000 of relocation expenses and a $42,000 car allowance.

(4) Includes $4,800 of BTI's matching 401(k) Plan and $11,936 representing the taxable portion of certain car lease payments.

(5) Includes $11,177, representing the taxable portion of certain car lease payments, and $6,301 of BTI's matching contributions to the 401(k) Plan. Current annual base salary is $150,000.

(6) Includes a $10,200 car allowance and $3,528 of BTI's matching contributions to the 401(k) Plan.

(7) Includes $4,770 of BTI's matching contributions to the 401(k) Plan and $7,520 representing the taxable portion of certain car lease payments.

(8) Includes $3,825 car allowance, $4,750 of BTI's matching contributions to the 401(k) Plan, and $4,282 representing the taxable portion of certain car lease payments.

(9) Includes $4,800 of BTI's matching contribution to the 401(k) Plan and $3,500 representing the taxable portion of certain car lease payments.

(10) Salary includes $71,010 paid by FiberSouth and $51,042 paid by BTI. Bonuses paid include $22,000 paid by FiberSouth and $12,428 paid by BTI. Current annual base salary is $175,000.

(11) Includes $3,041 of BTI's matching contributions to the 401(k) Plan and $9,960 representing the taxable portion of certain car lease payments.

(12) Includes $2,000 car allowance, $3,148 of BTI's matching contributions to the 401(k) Plan, and $8,098 representing the taxable portion of certain car lease payments.


     Option Grants, Exercises and Holdings and Fiscal Year-End Option Values

     The following table summarizes all option grants during the fiscal year ended December 31, 1998 to the Named Officers:


           Option Grants During Fiscal Year Ended December 31, 1998



                                                                                                     Potential Realizable Value
                                                                                                      at Assumed Annual Rates
                                                                                                          of Stock Price
                                                                                                           Appreciation
                                 Number of Shares    % of Total Options     Exercise or
                                    Underlying      Granted to Employees    Base Price    Expiration    on for Option Term(2)
Name                              Options Granted    in Fiscal Year 1997   Per Share(1)      Date         5%          10%
------------------------------- ------------------ ---------------------- -------------- ----------- ----------- -------------
R. Michael Newkirk ............      250,000                 25.5%            $ 3.00      12/21/08    $471,671    $1,195,307
Anthony M. Copeland ...........      125,000                 12.7%            $ 3.00      12/21/08    $235,835    $  597,653
H.A. (Butch) Charlton .........      125,000                 12.7%            $ 3.00      12/21/08    $235,835    $  597,653
Brian K. Branson ..............      125,000                 12.7%            $ 3.00      12/21/08    $235,835    $  597,653

----------
(1) The exercise price may be paid in cash or by any other means determined by the Company's Board of Directors.

(2) The compounding assumes a 10-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, which is not currently publicly traded. The amounts reflected in this table may not necessarily be achieved.

     The following table sets forth certain information concerning the number and value of unexercised options held by the Named Officers as of December 31, 1998. No stock options were exercised in 1998.


                         Fiscal Year End Option Values



                                  Number of Securities Underlying        Value of Unexercised
                                      Unexercised Options at             In-the-Money Options
                                         December 31, 1998             at December 31, 1998(2)
                                  -------------------------------   ------------------------------
Name                               Exercisable     Unexercisable     Exercisable     Unexercisable
-------------------------------   -------------   ---------------   -------------   --------------
R. Michael Newkirk ............     1,749,633         166,667        $4,982,237         $     0
Anthony M. Copeland ...........        41,667         116,663                 0          99,657
H.A. (Butch) Charlton .........        74,997          83,333            99,657               0
Brian K. Branson ..............        41,667         116,663                 0          99,657

----------
(1) Value based on the difference between the fair market value of a share of Common Stock at December 31, 1998 ($3.00), as determined in good faith by the Board of Directors, and the exercise price of the options.


     Director Compensation

     Directors of the Company receive no compensation for serving as such. In 1998, each director who was not an employee of the Company was granted an option to purchase 3,333 shares of Common Stock at an exercise price of $3.00 per share, vesting in full on the first anniversary of the date of grant.


     Employment Agreement

     In April 1997, H.A. (Butch) Charlton entered into a two-year employment agreement with FiberSouth pursuant to which Mr. Charlton became President of FiberSouth. The agreement provides for an annual base salary of $175,000, a signing bonus of $20,000 and a guaranteed bonus of $50,000 payable in April 1998. BTI has agreed to reimburse Mr. Charlton for up to three months' living expenses in connection with his relocation to Raleigh, North Carolina. The agreement also entitled Mr. Charlton to receive stock in FiberSouth. Upon consummation of the FiberSouth Acquisition, such right was converted into the right to receive stock options under the 1997 Plan.


     Compensation Committee Interlocks and Insider Participation

     The Company does not have a Board Compensation Committee. Peter T. Loftin, Chairman of the Board, Chief Executive Officer and the sole shareholder of the Company, was the only current or former officer or employee of the Company or any of its subsidiaries who, during 1998, participated in deliberations of the Company's Board of Directors concerning executive officer compensation. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1999 by
(i) each shareholder who is known by the Company to beneficially own 5% or more of any class of the Company's capital stock, (ii) each director of the Company,
(iii) each Named Officer and (iv) all directors and executive officers as a group.

     In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. The percentage ownership of each shareholder is calculated based on the total number of outstanding shares of Common Stock and those shares of Common Stock that may be acquired by such shareholder within 60 days. Consequently, the denominator for calculating such percentage may be different for each shareholder. Unless otherwise indicated in the footnotes to this table, each of the shareholder named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.



                                                                              Beneficial Ownership
                                                                        --------------------------------
Name of Beneficial Owner                                                 Number of Shares      Percent
---------------------------------------------------------------------   ------------------   -----------
Peter T. Loftin .....................................................       100,000,000          100.0%
Thomas F. Darden (1) ................................................             3,333              *
William M. Moore, Jr. (1) ...........................................             3,333              *
Paul J. Rizzo (1) ...................................................             3,333              *
R. Michael Newkirk (1) ..............................................         1,749,633            1.7
H.A. (Butch) Charlton (1) ...........................................            74,997              *
Anthony M. Copeland .................................................            41,667              *
Brian K. Branson ....................................................            41,667              *
Directors and executive officers as a group (9 persons) (2) .........       101,959,630          100.0%

----------
     * Less than one percent.

(1) Consists entirely of shares of Common Stock that such person has the right to purchase pursuant to options.

(2) Includes 1,959,630 shares of Common Stock that such persons have the right to purchase pursuant to options.


Item 13. Certain Relationships and Related Transactions

     The Company leases on a month-to-month basis a townhouse in Raleigh, North Carolina for relocation of employees and a condominium in Wilmington, North Carolina for corporate and customer entertainment from Peter T. Loftin, Chairman and Chief Executive Officer and the sole shareholder of the Company. Payments by the Company for the townhouse were $30,000 in 1998. Payments by the Company for the condominium were $30,000 in 1998.

     The Company also leases a corporate aircraft from an entity controlled by Mr. Loftin. Payments by the Company for the aircraft, which is subject to a five-year lease entered into in November 1995, were $343,000 in 1998. This lease is a "dry" lease, which means that the Company pays all costs of operation of the aircraft. The Company has an option to renew this lease for an additional five years.

     Since February 1997, BTI has sold certain integrated telecommunications services to agents and customers of an MLM through International Communications Corporation ("ICC"), a company which is 50% owned by Mr. Loftin. BTI pays ICC between a 5% and 20% commission on all sales through it. During 1998, BTI had paid ICC $493,000 in commissions pursuant to this arrangement.

     Pursuant to a Shareholders' Agreement Mr. Loftin was entitled to receive distributions in amounts sufficient to pay his taxes resulting from ownership of BTI while it was an S corporation. In addition, he was entitled to receive dividends in an amount equal to $61,736 per month (the "Additional Dividends"). Pursuant to the Shareholders' Agreement, Mr. Loftin was required to loan the Additional Dividends paid to him through June 1996 to BTI. This loan, which as of December 31, 1998 totaled $762,507, net of certain advances to Mr. Loftin, bears interest at prime and is payable over 24 months through September 1999. The Shareholders' Agreement and the right to receive Additional Dividends terminated in September 1997. However, the Company is required to reimburse Mr. Loftin for his tax obligations arising from income earned by BTI while it was an S corporation. The Company believes that any such reimbursements will not have a material adverse effect on the Company.

     In July 1998, the Company acquired a multi-media franchise for Raleigh, North Carolina from FiberSouth, whose sole director, Chief Executive Officer and principal shareholder is Mr. Loftin, for approximately $1.5 million in cash. The transaction is subject to approval by the City of Raleigh, which the Company expects is forthcoming.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

       (1) Financial Statements.

       See Index to Consolidated Financial Statements on page F-1.

       (2) Financial Statement Schedules.

       See Index to Consolidated Financial Statements on page F-1.

       All other financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

       (3) Exhibits.

       See Exhibit Index.

     (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                               BTI TELECOM CORP.

                         Audited Financial Statements
                     and Additional Financial Information


                 Years ended December 31, 1998, 1997, and 1996




                                   Contents



Report of Independent Auditors ......................................    F-2
Audited Financial Statements
  Consolidated Balance Sheets .......................................    F-3
  Consolidated Statements of Operations .............................    F-4
  Consolidated Statements of Shareholders' Equity (Deficit) .........    F-5
  Consolidated Statements of Cash Flows .............................    F-6
  Notes to Consolidated Financial Statements ........................    F-7
Additional Financial Information
  Schedule II -- Valuation and Qualifying Accounts ..................   F-16

                        REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND SHAREHOLDER
BTI TELECOM CORP.


     We have audited the accompanying consolidated balance sheets of BTI Telecom Corp. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTI Telecom Corp. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Raleigh, North Carolina
February 17, 1999

                               BTI TELECOM CORP.


                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                         December 31
                                                                     1997            1998
                                                                 ------------   -------------
Assets
Current assets:
  Cash and cash equivalents ..................................    $  67,002      $   12,767
  Restricted cash ............................................       25,016          27,282
  Accounts receivable, net ...................................       22,065          25,840
  Accounts and notes receivable from related parties .........          645             344
  Other current assets .......................................        2,303           1,551
                                                                  ---------      ----------
   Total current assets ......................................      117,031          67,784
Equipment, furniture and fixtures:
  Equipment, furniture and fixtures ..........................       53,744         103,416
  Construction in progress ...................................       10,154          27,052
  Less: accumulated depreciation and amortization ............       19,321          28,508
                                                                  ---------      ----------
Total equipment, furniture and fixtures ......................       44,577         101,960
Other assets, net ............................................       11,916          13,929
Restricted cash, non-current .................................       50,026          25,498
                                                                  ---------      ----------
Total assets .................................................    $ 223,550      $  209,171
                                                                  =========      ==========
Liabilities and shareholder's deficit
Current liabilities:
  Accounts payable ...........................................    $  27,305      $   46,376
  Accrued expenses ...........................................        2,505           3,461
  Accrued interest ...........................................        7,232           7,772
  Shareholder note payable, current portion ..................          944             763
  Other liabilities ..........................................        2,203           4,813
                                                                  ---------      ----------
   Total current liabilities .................................       40,189          63,185
Commitments and contingencies (Note 10)
Long-term debt ...............................................      250,000         254,119
Shareholder note payable, less current portion ...............          762              --
Other long-term liabilities ..................................        2,173           1,709
                                                                  ---------      ----------
   Total liabilities .........................................      293,124         319,013
Shareholder's deficit:
  Common stock, no par value, authorized
   500,000,000 shares, issued and outstanding
   100,000,000 in 1997 and 1998 ..............................           37              37
  Additional paid-in capital .................................          738             785
  Accumulated deficit ........................................      (70,349)       (110,664)
                                                                  ---------      ----------
   Total shareholder's deficit ...............................      (69,574)       (109,842)
                                                                  ---------      ----------
Total liabilities and shareholder's deficit ..................    $ 223,550      $  209,171
                                                                  =========      ==========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                                       Year Ended December 31
                                                           ----------------------------------------------
                                                               1996            1997             1998
                                                           ------------   --------------   --------------
Revenue ................................................    $ 148,777       $  194,949       $  212,554
Cost of services .......................................       90,820          139,030          150,901
                                                            ---------       ----------       ----------
  Gross profit .........................................       57,957           55,919           61,653
Selling, general and administrative expenses ...........       49,320           53,518           68,554
Depreciation and amortization ..........................        4,471            6,613           11,457
                                                            ---------       ----------       ----------
Income (loss) from operations ..........................        4,166           (4,212)         (18,358)
Other income (expense)
  Interest expense .....................................       (1,695)          (8,806)         (25,430)
  Gain on sale of marketable equity securities .........          131               --               --
  Interest income ......................................            4            2,379            5,555
                                                            ---------       ----------       ----------
Net income (loss) before income taxes ..................        2,606          (10,639)         (38,233)
Income taxes ...........................................           --               --               --
Net income (loss) ......................................    $   2,606       $  (10,639)      $  (38,233)
                                                            =========       ==========       ==========
Basic and diluted earnings (loss) per share ............    $    0.01       $    (0.06)      $    (0.38)
                                                            =========       ==========       ==========
Weighted average shares outstanding ....................      200,000          172,603          100,000
                                                            =========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.


           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                                (In thousands)




                                                                Additional                                 Total
                                                     Common       Paid-in           Retained           Shareholder's
                                                      Stock       Capital      Earnings (Deficit)     Equity (Deficit)
                                                    --------   ------------   --------------------   -----------------
Balance at December 31,1995 .....................    $  73        $  327           $   1,497            $   1,897
  Net income ....................................       --            --               2,606                2,606
  Distributions .................................       --            --              (2,048)              (2,048)
  Decrease in unrealized gains ..................       --            --                 (80)                 (80)
                                                     -----        ------           ---------            ---------
Balance at December 31,1996 .....................    $  73        $  327           $   1,975            $   2,375
  Net loss ......................................       --            --             (10,639)             (10,639)
  Distributions .................................       --            --              (1,587)              (1,587)
  Repurchase of shares ..........................      (36)         (327)            (27,922)             (28,285)
  Acquisition of FiberSouth .....................       --            --             (32,175)             (32,175)
  Compensation related to stock options .........       --           738                  --                  738
  Decrease in unrealized gains ..................       --            --                    (1)                  (1)
                                                     -----        ------           ------------         ------------
Balance at December 31,1997 .....................    $  37        $  738           $ (70,349)           $ (69,574)
  Net loss ......................................       --            --             (38,233)             (38,233)
  Distributions .................................       --            --                (606)                (606)
  Compensation related to stock options .........       --            47                  --                   47
  Decrease in unrealized gains ..................       --            --                    (1)                  (1)
  Settlement of stock and option repurchase
   obligations ..................................       --            --              (1,475)              (1,475)
                                                     -----        ------           -----------          -----------
Balance at December 31,1998 .....................    $  37        $  785           $(110,664)           $(109,842)
                                                     =====        ======           ===========          ===========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                                                  Year ended December 31
                                                                        -------------------------------------------
                                                                            1996           1997            1998
                                                                        -----------   -------------   -------------
Operating Activities:
Net income (loss) ...................................................    $  2,606      $  (10,639)      $ (38,233)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation ......................................................       4,101           5,427           9,201
  Amortization ......................................................         370           1,186           2,256
  Non-cash compensation related to stock options ....................          --             738              47
Changes in operating assets & liabilities:
  Accounts and notes receivable .....................................      (6,594)            307          (3,775)
  Accounts and notes receivable from related parties ................        (568)           (645)            301
  Other assets ......................................................        (560)           (437)            150
  Accounts payable and accrued expenses .............................         450           4,168          20,057
  Accrued interest expense ..........................................          --           7,100             540
  Other liabilities .................................................         478           1,006           3,038
                                                                         --------      ----------       ---------
Net cash provided by (used in) operating activities .................         283           8,211          (6,418)
Investing Activities:
Change in restricted cash ...........................................        (459)        (74,583)         22,262
Sales of marketable securities ......................................         179              --               6
Purchases of equipment, furniture and fixtures, net .................      (7,812)        (22,792)        (66,311)
Purchase of FiberSouth assets .......................................          --         (35,186)             --
Purchase of other assets ............................................        (589)           (687)         (3,123)
Settlement of FiberSouth stock option repurchase obligation .........          --              --          (2,300)
                                                                         --------      ----------       ---------
Net cash used in investing activities ...............................      (8,681)       (133,248)        (49,466)
Financing Activities:
Net proceeds (payments) of long-term debt ...........................      11,627         (18,671)          4,119
Proceeds from shareholder notes .....................................         370              --              --
Proceeds from senior notes ..........................................          --         250,000              --
Decrease in other long-term liabilities .............................        (690)           (391)         (1,032)
Increase in deferred financing costs and other assets ...............        (670)         (9,524)           (832)
Repurchase of common stock ..........................................          --         (28,286)             --
Distributions paid ..................................................      (2,048)         (1,586)           (606)
                                                                         --------      ----------       ---------
Net cash provided by financing activities ...........................       8,589         191,542           1,649
                                                                         --------      ----------       ---------
Increase (decrease) in cash and cash equivalents ....................         191          66,505         (54,235)
Cash and cash equivalents at beginning of period ....................         306             497          67,002
                                                                         --------      ----------       ---------
Cash and cash equivalents at end of period ..........................    $    497      $   67,002       $  12,767
                                                                         ========      ==========       =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") provide integrated telecommunications services, including long distance, local, data, internet access and other enhanced services, primarily to small to medium-sized business customers located in the southeastern United States. The Company also provides wholesale telecommunication services, including switched, dedicated access, special access and prepaid calling card services primarily to telecommunication carriers. The Company serves its customers utilizing an advanced digital fiber optic telecommunications network consisting of both leased and owned transmission capacity.

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany transactions.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- The Company considers highly liquid, short-term investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted Cash -- Restricted cash consists of pledged securities being held as security for certain scheduled interest payments due on the Company's ten year 10 1/2% notes ("Senior Notes") issued in September 1997. The securities were purchased pursuant to the pledge agreement executed in connection with the issuance of the Senior Notes. The balance as of December 31, 1998 includes securities pledged for the remaining scheduled interest payments through September 2000. (Note 2)

     Equipment, Furniture and Fixtures -- Equipment, furniture and fixtures is stated at cost, including labor and other direct costs associated with the installation of network facilities. Improvements that significantly add to productive capacity or extend the useful life are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of various assets, ranging from 5 to 20 years.

     Interest is capitalized as part of the cost of constructing the Company's fiber optic network. The amount capitalized for the year ended December 31, 1998 was approximately $1.5 million. There were no amounts capitalized in 1996 or 1997.

     Costs associated with fiber optic network segments under construction are classified as "Construction in progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.

     Other Assets -- Costs incurred in connection with obtaining long-term financing have been deferred and are being amortized over the terms of the related debt agreements. Deferred costs relating to long-term financing at December 31, 1997 and 1998 were $10.4 million and $11.2 million, respectively. Accumulated amortization of these costs at December 31, 1997 and 1998 were $0.6 million and $2.1 million, respectively.

     Line access costs are capitalized and amortized over the estimated period the related lines will be used by the Company (24 months to 60 months) using the straight line method. Deferred line access costs at December 31, 1997 and 1998 were $5.8 million and $7.5 million, respectively, with accumulated amortization of $4.0 million and $4.8 million, respectively.

     The balance in "Other Assets" as of December 31, 1998 also includes $1.5 million for the multi-media franchise the Company purchased from a related company (Note 9).

     Supplemental Cash Flow Information -- The Company paid interest of $1.5 million, $1.7 million and $26.4 million for the years ended December 31, 1996, 1997 and 1998, respectively. The transfer of paging equipment

                               BTI TELECOM CORP.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

from inventory to equipment for the years ended December 31, 1996, 1997, and 1998 was $0.6 million, $0.4 million, and $0.3 million, respectively. The Company paid no income taxes for the years ended December 31, 1996, 1997 and 1998, respectively.

     Concentrations of Credit Risk -- Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable which are unsecured. The Company's risk is limited due to the fact that there is no significant concentration with one particular customer. The Company uses the allowance method of accounting for uncollectible accounts receivable. The provision for uncollectible accounts was $4.8 million and $5.3 million as of December 31, 1997 and 1998, respectively.

     Advertising Expense -- In accordance with Statement of Position 93-7 "Reporting on Advertising Costs," the Company capitalized $0.5 million in direct response advertising costs in 1997, the total of which is completely amortized as of December 31, 1998. All other advertising costs are expensed as incurred. The Company expensed $0.6 million, $1.1 million and $3.1 million in advertising costs during 1996, 1997 and 1998, respectively.

     Basic and Diluted Earnings (Loss) Per Share -- Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes any dilutive effects of options, warrants and convertible securities. At December 31, 1997 and 1998, common stock equivalents are excluded from the earnings (loss) per share calculations due to their anti-dilutive effect as a result of the Company's net loss for these years. There were no options issued or other common stock equivalents as of December 31, 1996. The Company had no warrants or convertible securities outstanding at December 31, 1996, 1997 and 1998.

     Revenue Recognition -- Revenue for telecommunications services is recognized as services are provided. Due to the timing of the Company's billing cycles, at any point in time certain services have been provided to customers which have not yet been billed. Revenue which has been earned but not yet billed to customers, amounts to $5.4 million and $5.0 million at December 31, 1997 and 1998, respectively, and is recorded as accounts receivable in the Company's consolidated balance sheets. Additionally, the Company invoices customers one month in advance for certain recurring services resulting in advance billings of $1.0 million and $3.9 million at December 31, 1997 and 1998, respectively. These advance billings are recorded as accounts payable in the Company's consolidated balance sheets.

     Accounting for Stock Options -- In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" with pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

     Income Taxes -- Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. The Company provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Prior to the Company's reorganization in 1997 (Note 2), the Company had elected to be taxed for federal and state purposes as an S corporation under the provisions of the Internal Revenue Code. Consequently, income, losses and credits were passed through directly to the shareholders, rather than being taxed at the corporate level.

     Segment Reporting -- In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related

                               BTI TELECOM CORP.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

Information" ("SFAS 131"). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all years presented, as a single segment.

     Comprehensive Income -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in shareholder's equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not report any comprehensive income items in any of the years presented.

     Recently Issued Accounting Standards -- In June 1998, the FASB issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     Reclassifications -- Certain amounts in the December 31, 1996 and 1997 financial statements have been reclassified to conform to the December 31, 1998 presentation.


NOTE 2: ISSUANCE OF SENIOR NOTES AND RELATED TRANSACTIONS

     In September 1997, the Company issued ten-year Senior Notes with a principal value of $250 million. The Senior Notes bear interest at the rate of 10 1/2% per annum and mature in 2007. Pursuant to the pledge agreement executed in connection with the issuance of the Senior Notes, the Company utilized $74.1 million of the loan proceeds to purchase a portfolio of pledged securities. These securities are being held in escrow for the payment of the first six scheduled interest payments due on the Senior Notes; the first two of such interest payments have been made as of December 31, 1998. The pledged securities are included in the "Restricted cash" captions of the consolidated balance sheets.

     In connection with the issuance of the Senior Notes during September 1997, the Company also consummated the following transactions:

(i) The Company, which began operations through Business Telecom, Inc. ("BTI") in 1984, was reorganized into a new corporate structure consisting of BTI Telecom Corp. as the parent company and BTI as a wholly owned subsidiary and converted from an S corporation to a C corporation subject to income tax.

(ii) BTI entered into an amended and restated revolving credit facility (the "Credit Facility") guaranteed by the Company, which will provide up to $60.0 million of availability to be used for working capital and other purposes, including capital expenditures. BTI repaid all indebtedness outstanding under its then existing credit agreement together with accrued interest thereon. (The Credit Facility has been subsequently amended. See
     Note 4).

(iii) BTI repurchased 50% of its outstanding common stock not held by its Chairman and Chief Executive Officer under the terms of the Common Stock Repurchase Agreement (Note 6).

(iv) The Company acquired certain fiber optic assets and the related business of FiberSouth, Inc. ("FiberSouth") for cash and assumption of debt. The acquisition was accounted for using the historical basis of the assets acquired under the provisions of AIN No. 39 of APB No. 16, "Business Combinations." The transaction resulted in the acquisition of approximately $3.1 million in net assets and a corresponding charge to equity of $32.2 million. Accordingly, the acquisition is reflected in the Company's financial statements at September 30, 1997. The operations of FiberSouth are included in the Company's operations since the date of the acquisition.

                               BTI TELECOM CORP.

NOTE 2: ISSUANCE OF SENIOR NOTES AND RELATED TRANSACTIONS -- Continued

(v) The Company's Board of Directors approved an increase in the number of no par value common stock authorized from 200,000 shares to 100,000,000 shares. (In April, 1998 a 10-for-1 split of the Company's Common Stock was effected. See Note 6.) The Board of Directors also authorized 10,000,000 shares $.01 par value preferred stock. As of December 31, 1997 and 1998, there were no shares of preferred stock outstanding.


NOTE 3: EQUIPMENT, FURNITURE AND FIXTURES

     Major classes of equipment, furniture and fixtures at December 31 are summarized below:



                                                        1997         1998
(In thousands)                                       ---------   -----------
Data processing equipment ........................    $ 6,683     $  9,864
Telephone service equipment ......................     31,560       57,239
Fiber optic network ..............................      7,550       24,517
Paging equipment .................................      1,687        2,892
Office furnishings and equipment .................      3,071        3,651
Leasehold improvements ...........................      2,937        4,970
Vehicles .........................................        256          283
Construction in progress .........................     10,154       27,052
Less: accumulated depreciation ...................     19,321       28,508
                                                      -------     --------
Total equipment, furniture and fixtures ..........    $44,577     $101,960
                                                      =======     ========

     Depreciation expense was $4.1 million, $5.4 million and $9.2 million for the years ended December 31, 1996, 1997 and 1998, respectively.


NOTE 4: LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

     Long-term debt consisted of the following at December 31:



                                                          1997          1998
(In thousands)                                        -----------   -----------
Unsecured 10 1/2% Senior Notes, due 2007 ..........    $250,000      $250,000
Revolving Credit Facilities, due 2002 .............          --         4,119
                                                       --------      --------
                                                       $250,000      $254,119
                                                       ========      ========

     Senior Notes -- On September 22, 1997, the Company issued $250 million of 10 1/2% Unsecured Senior Notes. The entire original principal balance is due September 2007, with interest payable semi-annually on March 15th and September 15th of each year (Note 2). The Senior Notes contain various financial and administrative covenants with which the Company must comply, including certain restrictions on the payment of dividends under circumstances specified in the debt agreement.

     Revolving Credit Facilities -- In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Borrowings under the Facilities can be used for working capital and other purposes. Borrowings outstanding at December 31, 1998 are under the revolving credit facility. In addition, there was $0.2 million outstanding in letters of credit at December 31, 1998. The Facilities agreement expires and amounts outstanding are due in September 2002. The amounts outstanding under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30, 60 or 90 day LIBOR rate (5.06%, 5.07%, and 5.07% at December 31, 1998, respectively) or the prime rate (7.75% at December 31, 1998), plus an applicable margin. This margin varies based on the Company's financial position from 0.00%-2.25% for borrowings under the prime rate option and

                               BTI TELECOM CORP.

NOTE 4: LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES -- Continued

from 1.50%-3.75% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. The Facilities contain various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends.

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company estimates that the fair value of the long-term debt at December 31, 1998 is $192.8 million as compared to the carrying value of $254.1 million. The fair value of long-term debt is determined based on negotiated trades for the securities or is estimated using rates currently available to the Company for debt with similar terms and maturities.


NOTE 5: INCOME TAXES

     In connection with the September 1997 Reorganization, the Company converted from S corporation to C corporation status for federal and state income tax purposes. As a result, the Company became fully subject to federal and state income taxes and adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). The cumulative effect of adopting FAS 109 is reflected in the Company's financial statements for the year ended December 31, 1997.

     The significant components of the Company's deferred tax assets and liabilities at December 31 were as follows:



                                                  1997          1998
(In thousands)                                -----------   ------------
Deferred tax liabilities:
  Tax over book depreciation ..............    $  1,437      $   3,123
  Line access costs .......................         744            826
  FiberSouth asset purchase ...............         555            624
  Other ...................................          10            134
                                               --------      ---------
Total deferred tax liabilities ............       2,746          4,707
Deferred tax assets:
  Stock options ...........................         660            678
  Net operating loss carryforward .........       2,770         19,761
  Accounts receivable reserve .............       1,930          2,108
  Other ...................................         422            638
                                               --------      ---------
Total deferred tax assets .................       5,782         23,185
Less: valuation allowance .................      (3,609)       (19,051)
                                               --------      ---------
Net deferred tax liabilities ..............    $   (573)     $    (573)
                                               ========      =========

     For the years ended December 31, 1997 and 1998, the Company generated net operating losses ("NOLs") that may be used to offset future taxable income. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

     At December 31, 1998 the Company had a net operating loss carryforward of approximately $49.4 million for federal and state income tax purposes which will begin to expire in the year 2012.

                               BTI TELECOM CORP.

NOTE 5: INCOME TAXES -- Continued

     The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows for the years ended December 31:



                                                                   1997           1998
                                                               ------------   ------------
Federal income tax benefit at statutory rate ...............        35.0%          35.0%
State income tax benefit (net of federal benefit) ..........         5.0%           5.0%
Change in valuation allowance ..............................       (40.0%)        (40.0%)
                                                                   -----          -----
                                                                     0.0%           0.0%
                                                                   =====          =====

     The following unaudited pro forma income tax information is presented in accordance with SFAS 109 as if the Company had been a C Corporation subject to federal and state income taxes for 1996. Accordingly, all deferred tax assets and liabilities associated with the retroactive adjustment of SFAS 109 are reflected in the Company's balance sheet and statement of operations as of and for the years ended December 31, 1997 and 1998.



                                                           December 31, 1996
(In thousands)                                            ------------------
Earnings before pro forma adjustments .................         $2,606
Pro forma adjustment:
  Provision for income taxes to increase tax expense to
   estimated effective rate of 42.0% ..................          1,094
                                                                ------
  Pro forma net income ................................         $1,512
                                                                ======

NOTE 6: SHAREHOLDER'S EQUITY

     Stock Split -- In April 1998, the Board of Directors of the Company approved and the Company effected a 10-for-1 split of the outstanding Common Stock of the Company in the form of a stock dividend with no change in the par value of Common Stock authorized and outstanding, and increased the number of common shares authorized from 100 million to 500 million. Historical share and per share data have been retroactively adjusted to reflect these changes.

     Common Stock Repurchase Agreement -- In July 1992, the Company entered into an agreement with one of its shareholders (the "Retiring Shareholder") to purchase the outstanding common shares held by his estate upon his death. The agreement was amended in June 1996, at which time a purchase price for the common shares held by the Retiring Shareholder was agreed upon and provision was made for the shares to be repurchased at any time. In 1997, the Company exercised its option to purchase the Retiring Shareholder's outstanding shares for $28.3 million (Note 2).

     Pursuant to the agreement, the Company was required to make monthly distributions to each shareholder of $61,700 beginning in July 1992 until closing of the repurchase. The 1992 agreement required that an escrow account be established into which the non-Retiring Shareholder was required to deposit his pro rata share of these distributions. Under the provisions of the 1992 agreement, the non-Retiring Shareholder remitted those funds back to the Company in exchange for subordinated notes payable. The 1996 amended agreement allowed the non-Retiring Shareholder to retain his pro rata share of the monthly distributions. During 1997, the subordinated note agreement was amended to include a 24-month repayment schedule. The balance in shareholder note payable at December 31, 1997 and 1998 of $1.7 million and $0.8 million, respectively, represents the amounts remitted back to the Company by the non-Retiring Shareholder under the original agreement, plus accrued interest at 8.5%.

     Stock and Option Repurchase Agreements -- In 1994, the Company entered into agreements with certain former employees to repurchase stock options that had been granted under the Company's 1994 Stock Plan. The measurement date for compensation relating to the stock options did not occur until September 1997, at which

                               BTI TELECOM CORP.

NOTE 6: SHAREHOLDER'S EQUITY -- Continued

time an estimate for this liability was recorded (Note 7). In addition, the Company assumed certain stock repurchase obligations in connection with its acquisition of the fiber optic assets of FiberSouth in 1997. In May 1998, the Company satisfied these obligations to a former employee in accordance with the repurchase agreements. As a result of this transaction, the Company recorded a $1.5 million adjustment to equity in the second quarter of 1998 which decreased equity by the difference between the estimated liability and the actual settlement amount. This adjustment represents a reallocation of the original FiberSouth purchase price.

     Dividends -- Throughout the period of time that BTI was an S corporation, income, losses and credits were passed through directly to shareholders and the shareholders were provided, in the form of dividends, the funds necessary to meet tax obligations arising from income earned by BTI. The Company will continue to reimburse shareholders for any tax obligations arising from income earned by BTI while it was an S corporation. The Company paid dividends of $0.6 million, $0.4 million and $0.6 million in 1996, 1997 and 1998 to shareholders for the reimbursement of these tax obligations. The Company believes that any such future reimbursements will not have a material effect on the Company's financial condition or results of operations.


NOTE 7: STOCK-BASED COMPENSATION

     In 1994, the Company formalized the 1994 Stock Plan (the "1994 Plan") which will terminate in March 2005, unless sooner terminated by the Board of Directors. The 1994 Plan provided that an aggregate of 4,998,900 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price and vesting terms will be fixed by the compensation committee on the date of grant. The 1994 Plan permits the grant of options for a term of up to 10 years. Under the terms of the 1994 Plan, the Company committed to grant certain options to an officer and two former employees of the Company effective at the time the Company purchased the outstanding shares of the Retiring Shareholder. The measurement date for compensation related to these options did not occur until the repurchase of the shares from the Retiring Shareholder in September 1997. Accordingly, the Company recognized compensation expense of approximately $2.1 million coincident with the measurement date. As certain of the employees to whom the options were committed were no longer employed by the Company, the accrued compensation included provisions for the estimated amounts to be paid to these former employees in connection with their option commitments of 3,332,600 shares as well as other accrued amounts. Included in the $2.1 million is $0.7 million in non-cash compensation expense representing the difference in the fair value of the options and the exercise price at the date of grant for 1,666,300 options granted to an existing officer. These options vested immediately upon issuance. The Company did not grant any options under the 1994 Plan during the year ended December 31, 1998.

     In 1997, the Company established the 1997 Stock Plan (the "1997 Plan") which will terminate in August 2007, unless sooner terminated by the Board of Directors, for the purpose of attracting and retaining certain key employees of the Company. The 1997 Plan provided that an aggregate of 5,000,000 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price and vesting terms will be fixed by the compensation committee on the date of grant. The 1997 Plan permits the grant of options for a term of up to ten years. The Company granted options to purchase 199,980 and 980,791 common shares under the 1997 Plan during the years ended December 31, 1997 and 1998, respectively. Outstanding options vest at various times from the date of issuance to 2 years after the date of issuance. The Company recognized $47,040 in compensation expense during 1998 representing the difference between the estimated fair value of the options and the exercise price at the date of grant.

     The Company has elected to account for its stock-based compensation plan under the provisions of APB Opinion No.25, which requires compensation cost to be measured by the quoted market price at the measurement date less the amount, if any, an employee is required to pay. The required pro forma-disclosures in accordance with SFAS No. 123, are as follows for the years ended December 31 (in thousands, except per share data):

                               BTI TELECOM CORP.

NOTE 7: STOCK-BASED COMPENSATION -- Continued



                            1997            1998
                       -------------   -------------
Net loss
 Actual ............     $ (10,639)      $ (38,233)
 Pro forma .........     $ (10,649)      $ (38,375)
Loss per share
 Actual ............     $    (.06)      $    (.38)
 Pro forma .........     $    (.06)      $    (.38)

     Option activity under the Company's plans as of December 31 is summarized below (in thousands, except per share amounts):



                                                       1997                    1998
                                               ---------------------   --------------------
                                                           Weighted                Weighted
                                                            Average                Average
                                                           Exercise                Exercise
                                                Shares       Price      Shares      Price
                                               --------   ----------   --------   ---------
Outstanding at beginning of year ...........       --       $  --       1,866      $  .13
Options granted ............................    1,866         .13         981        3.00
                                                -----       -----       -----      ------
Outstanding at end of year .................    1,866       $ .13       2,847      $ 1.13
                                                =====       =====       =====      ======
Options exercisable at end of year .........    1,720                   2,106
Shares available for future grant ..........    8,133                   7,152

     The weighted-average remaining contractual life of options as of December 31, 1998 is 7.59 years.

     The per share weighted average fair value of stock options granted by the Company during 1997 and 1998 was approximately $.45 and $.22, respectively, on the dates of grant.

     The following assumptions were used by the Company to determine the fair value of stock options granted using the minimum value option-pricing model for years ending December 31:



                                         1997          1998
                                     -----------   ------------
Dividend yield ...................         0%          0%
Expected option life .............   1.5 years     1.5 years
Risk-free interest rate ..........   5.46%         5.0%

     At December 31, 1998, the Company has reserved 9,998,900 shares of common stock for future issuance related to the stock option plans.


NOTE 8: EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan and Trust covering substantially all employees. Participants may elect to defer up to 15% of their salary, not to exceed $10,000 annually, which was the maximum allowed by the Internal Revenue Service in 1998. The Company matched 50% of employee contributions in 1996, 1997 and 1998, up to a maximum of 6% of each employee's annual salary. Employer contributions for the years ended December 31, 1996, 1997 and 1998 were $0.3 million, $0.2 million and $0.2 million, respectively.


NOTE 9: RELATED PARTY TRANSACTIONS

     The Company has historically funded certain operating expenses on behalf of two affiliates related through common ownership. Accounts receivable from these affiliates included $0.6 million and $0.3 million at December 31, 1997 and 1998, respectively. In 1996 and up until the date of acquisition in 1997, the Company paid approximately $1.4 million and $1.0 million, respectively, to FiberSouth, a Company related through common ownership, for local access services.

                               BTI TELECOM CORP.

NOTE 9: RELATED PARTY TRANSACTIONS -- Continued

     During 1995, the Company entered into an operating lease for an airplane with a company under common ownership. Rent expense related to this lease was approximately $0.3 million for the years ending December 31, 1996, 1997 and 1998. The Company also leases certain facilities from a shareholder (Note 10).

     Effective July 15, 1998, the Company purchased a multi-media franchise from FiberSouth for $1.5 million, subject to approval for the right to operate by the City of Raleigh. As a result, the Company will have the right to offer multi-media services in Raleigh. The Company anticipates that the transaction will be approved in the first quarter of 1999.

     In 1997 and 1998, the Company sold certain integrated telecommunications services to agents and customers of an affiliate related through common ownership. The Company pays the affiliate a commission on all sales made through the affiliate. The commissions totaled $.2 and $.5 million in 1997 and 1998, respectively.


NOTE 10: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Legal Matters -- The Company is subject to various legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Operating leases -- The Company rents its facilities and certain office and other equipment under operating leases which contain certain escalating clauses and various renewal and buy-out provisions. Future minimum lease payments under the leases, which have remaining terms in excess of one year, are as follows:



                      1999        2000        2001        2002      Thereafter
(In thousands)     ---------   ---------   ---------   ---------   -----------
                    $4,038      $3,703      $3,079      $2,995        $8,931
                    ======      ======      ======      ======        ======

     Total rent expense was $3.9 million, $4.1 million and $5.1 million (including facilities rent of $65,000, $60,000 and $60,000, respectively, paid to a related party) in 1996, 1997 and 1998, respectively.

     Other Matters -- During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communication system. Commitments to purchase optical fibers under this contract total approximately $50.1 million, $27.4 million of which was fulfilled through December 31, 1998. The remaining commitments extend through the end of 1999.

     During 1997, the Company signed a commitment with a municipality to finalize the terms of the Company's $3.1 million contribution to partially fund the construction of a performing arts center. The contribution will be paid over a ten year period commencing in 1998 and is payable in cash and in-kind service (telephone and data transmission service). As of December 31, 1998, the Company has paid $0.3 million of this commitment.

     Significant Customer -- During 1997, one customer accounted for approximately 12% of consolidated revenue. There were no significant customer concentrations in 1996 or 1998.

                               BTI TELECOM CORP.


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)



                                                                 Additions
                                                Balance at      Charged to     Deductions     Balance at
                                               Beginning of      Costs and        from           End
                                                  Period         Expenses       Reserves      of Period
                                              --------------   ------------   ------------   -----------
Year ended December 31, 1996:
  Allowance for doubtful accounts .........       $2,335          $3,440        $ (2,741)       $3,034
                                                  ======          ======        ========        ======
Year ended December 31, 1997:
  Allowance for doubtful accounts .........       $3,034          $4,362        $ (2,571)       $4,825
                                                  ======          ======        ========        ======
Year ended December 31, 1998:
  Allowance for doubtful accounts .........       $4,825          $4,183        $ (3,737)       $5,271
                                                  ======          ======        ========        ======

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BTI TELECOM CORP.


Date: March 29, 1999                        By: /s/  PETER T. LOFTIN
                                               --------------------------------

                               Peter T. Loftin,

                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



             Signature                                 Title                         Date
-----------------------------------   --------------------------------------   ---------------
/s/  PETER T. LOFTIN                  Chairman, Chief Executive Officer        March 29, 1999
---------------------------------
           Peter T. Loftin            (Principal Executive Officer) and
                                      Director
/s/  BRIAN K. BRANSON                 Chief Financial Officer (Principal       March 29, 1999
---------------------------------
          Brian K. Branson            Financial and Accounting Officer) and
                                      Director
/s/  THOMAS F. DARDEN                 Director                                 March 29, 1999
---------------------------------
          Thomas F. Darden
/s/  WILLIAM M. MOORE, JR.            Director                                 March 29, 1999
---------------------------------
        William M. Moore, Jr.
/s/  R. MICHAEL NEWKIRK               Director                                 March 29, 1999
---------------------------------
         R. Michael Newkirk
/s/  PAUL J. RIZZO                    Director                                 March 29, 1999
---------------------------------
            Paul J. Rizzo

                               BTI TELECOM CORP.


                          ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                               INDEX TO EXHIBITS




 Exhibit No.                                                Description
-------------   --------------------------------------------------------------------------------------------------
    2.1*        Agreement and Plan of Merger dated as of September 17, 1997, among Business Telecom, Inc.,
                BTI Telecom Corp., and BTI OpCo Inc.
    2.2*        Asset Purchase Agreement dated September 17, 1997, between FiberSouth, Inc. and Business
                Telecom, Inc.
    3.1*        Articles of Incorporation of BTI Telecom Corp.
    3.2**       Bylaws of BTI Telecom Corp., as amended.
    4.1*        Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc.
                and First Trust of New York, National Association, as Trustee, relating to the 102% Senior Notes due 2007 of BTI Telecom Corp.
    4.2*        Registration Rights Agreement dated September 22, 1997, between BTI Telecom Corp. and
                Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
    4.3*        Pledge and Security Agreement dated as of September 22, 1997, from BTI Telecom Corp., as
                Pledgor, and Business Telecom, Inc., as Guarantor, to First Trust of New York, National
                Association, as Trustee.
   10.1*        1994 Stock Plan.
   10.2*        1997 Stock Plan.
   10.3*        Second Amended and Restated Loan Agreement dated September 22, 1997, between Business
                Telecom, Inc. and General Electric Capital Corporation and the other financial institutions party thereto from time to time as Lenders and General Electric Capital Corporation as Agent (the
                "GE Capital Agreement").
   10.4*        Future Advance Promissory Note, dated June 30, 1997, made by ComSouth Cable International,
                Inc. in favor of Business Telecom, Inc.
   10.5*        Subordinated Promissory Note, dated August 31, 1997, made by Business Telecom, Inc. in favor of Peter T. Loftin.
   10.6*        Employment Letter Agreement, dated March 20, 1997 and March 26, 1997, between FiberSouth,
                Inc. and H.A. (Butch) Charlton, as amended effective October 1, 1997.
   10.7*        Interconnection Agreement, dated November 5, 1997, between Business Telecom, Inc. and
                BellSouth Telecommunications, Inc.
   10.8*        Lease, dated May 13, 1994, between RBC Corporation and Business Telecom, Inc., as amended
                March 1, 1995, November 30, 1995 and May 15, 1997 (the "Lease").
  10.9 +        IRU Agreement dated October 31, 1997, between QWEST Communications Corporation and
                Business Telecom, Inc.
   10.10        First and Second Amendments to the GE Capital Agreement.
   10.11        Amendments Four, Five and Six to the Lease.
   11.1         Computation of Earnings Per Common Share.
   12.1         Computation of Ratio of Earnings to Fixed Charges.
   21.1**       Subsidiaries of BTI Telecom Corp.
   27.1         Financial Data Schedule for the Year Ended December 31, 1998.

----------
* Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-41723).

** Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

+ Confidential treatment requested.