Form 10-Q
period 1999-03-31
BTI TELECOM CORP
filed 1999-05-17
CIK 1050524

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       From the transition period from to

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

No Par Value Common Stock  100,000,000 shares as of May 14, 1999

                                BTI TELECOM CORP.

                                    FORM 10-Q
                                      INDEX



Part I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of December 31, 1998 and March
                  31, 1999

                  Consolidated Statements of Operations for the three months ended March 31, 1998 and 1999

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1999

                  Notes to Consolidated Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk


Part II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

                  Signature
                  Index to Exhibits


                                BTI TELECOM CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31, 1998            March 31, 1999
(In thousands, except share data)                                                                                  (Unaudited)

                                                                                ------------------------    ------------------------

Assets
Current assets:
      Cash and cash equivalents                                                         $ 12,767                     $ 5,253
      Restricted cash                                                                     27,282                      27,781
      Accounts receivable, less allowance of $5,271 in 1998 and $5,821 in 1999            25,840                      27,628
      Accounts and notes receivable from related parties                                     344                         356
      Other current assets                                                                 1,551                       1,764
                                                                                ------------------------    ------------------------

        Total current assets                                                              67,784                      62,782

Equipment, furniture and fixtures:
      Equipment, furniture and fixtures                                                   103,416                     114,208
      Construction in progress                                                             27,052                      39,186
      Less: accumulated depreciation                                                      (28,508)                    (31,903)
                                                                                ----------------------    ------------------------

      Total equipment, furniture and fixtures                                             101,960                     121,491

       Other assets, net                                                                   13,929                      14,135
       Restricted cash, non-current                                                        25,498                      12,751
                                                                                ------------------------    ------------------------

Total assets                                                                            $ 209,171                   $ 211,159
                                                                                ========================    ========================

Liabilities and shareholder's deficit
Current liabilities:
      Accounts payable                                                                    $ 46,376                    $ 48,533
      Accrued expenses                                                                       3,461                       4,309
      Accrued interest                                                                       7,772                       1,330
      Shareholder note payable, current portion                                                763                         514
      Other liabilities                                                                      4,813                       4,495
                                                                                ------------------------    ------------------------

        Total current liabilities                                                           63,185                      59,181

      Long-term debt                                                                       254,119                     270,282
      Other long-term liabilities                                                            1,709                       1,618
                                                                                ------------------------    ------------------------

        Total liabilities                                                                  319,013                     331,081

Shareholder's deficit:
      Common stock, no par value, authorized 500,000,000 shares, issued and
          outstanding 100,000,000 in 1998 and 1999                                              37                          37
      Additional paid-in capital                                                               785                         797
      Accumulated deficit                                                                 (110,664)                   (120,756)
                                                                                ------------------------    ------------------------

        Total shareholder's deficit                                                       (109,842)                   (119,922)

                                                                                ------------------------    ------------------------

Total liabilities and shareholder's deficit                                              $ 209,171                   $ 211,159
                                                                                ========================    ========================

                    See accompanying notes to consolidated financial statements.

                                BTI TELECOM CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                Three Months
(In thousands, except per share data)                                          Ended March 31,
                                                                 --------------------------------------------
                                                                        1998                    1999
                                                                 --------------------    --------------------

Revenue                                                                     $ 55,085                $ 56,116

Cost of services                                                              41,108                  37,248
                                                                 --------------------    --------------------

     Gross profit                                                             13,977                  18,868

Selling, general and administrative expenses                                  15,580                  19,020

Depreciation and amortization                                                  2,254                   4,099
                                                                 --------------------    --------------------

Loss from operations                                                          (3,857)                 (4,251)

Other income (expense):
     Interest expense                                                         (6,396)                 (6,632)
     Interest income                                                           1,882                     791
                                                                 --------------------    --------------------

Loss before taxes                                                             (8,371)                (10,092)

Income taxes                                                                       -                       -

Net loss                                                                    $ (8,371)              $ (10,092)
                                                                 ====================    ====================

Basic and diluted loss per share                                             $ (0.08)                $ (0.10)
                                                                 ====================    ====================

Basic and diluted weighted average shares outstanding                        100,000                 100,000
                                                                 ====================    ====================


                See accompanying notes to consolidated financial statements.






                                BTI TELECOM CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(In thousands)                                                                                  Three Months Ended March 31,
                                                                                    ------------------------------------------------

                                                                                            1998                      1999
                                                                                    ---------------------     ----------------------

Operating Activities:
Net loss                                                                                        $ (8,371)                 $ (10,092)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                  2,254                      4,099
    Non-cash compensation related to stock options                                                    12                         12
Changes in operating assets & liabilities:
       Accounts and notes receivable                                                              (5,881)                    (1,788)
       Accounts and notes receivable from related parties                                             39                        (12)
       Other assets                                                                                  338                       (275)
       Accounts payable and accrued expenses                                                       8,112                      3,005
       Accrued interest expense                                                                   (6,052)                    (6,442)
       Other liabilities                                                                             334                       (409)
                                                                                    ---------------------     ----------------------

Net cash used in operating activities                                                             (9,215)                   (11,902)


Investing Activities:
Change in restricted cash                                                                         11,403                     12,248
Purchases of equipment , furniture and fixtures, net                                              (9,826)                   (22,927)
Purchase of other assets                                                                            (102)                      (847)
                                                                                    ---------------------     ----------------------

Net cash provided by (used in) investing activities                                                1,475                    (11,526)


Financing Activities:
Net proceeds from long term borrowings                                                                 -                     16,163
Decrease in shareholder note payable                                                                (254)                      (249)
Increase in deferred financing costs and other assets                                               (135)                         -
Dividends paid                                                                                         -                          -
                                                                                    ---------------------     ----------------------

Net cash (used in) provided by financing activities                                                 (389)                    15,914

                                                                                    ---------------------     ----------------------

Decrease in cash and cash equivalents                                                             (8,129)                    (7,514)

Cash and cash equivalents at beginning of period                                                  67,009                     12,767
                                                                                    ---------------------     ----------------------

Cash and cash equivalents at end of period                                                      $ 58,880                    $ 5,253
                                                                                    =====================     ======================


Supplemental disclosure of cash flow information:
Cash paid for interest                                                                          $ 12,733                   $ 13,539
                                                                                    =====================     ======================



                    See accompanying notes to consolidated financial statements.


                                BTI TELECOM CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)

NOTE 1:  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated financial information includes the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" ("SOP 98-1"), which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company adopted the provisions of SOP 98-1 in its financial statements as of January 1, 1999.

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of SOP 98-5 in its financial statements as of January 1, 1999. Prior to 1999, the Company expensed start-up costs and therefore, the adoption of SOP 98-05 will have no impact on the Financial Statements.

EQUIPMENT, FURNITURE AND FIXTURES

      During the fourth quarter of 1997, the Company commenced construction on certain capital projects, including its fiber optic network. Interest costs associated with the construction of capital assets are capitalized. The total amount capitalized for the three-month periods ended March 31, 1999 and 1998 was $0.5 million and $0.3 million, respectively.

      Costs associated with the fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.

NOTE 2:   LONG-TERM DEBT

        Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are limited to a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. The Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30, 60 or 90 day LIBOR rate or the prime rate, plus an applicable margin. This margin varies, based on the Company's financial position, from 0.00% - 2.25% for borrowings under the prime rate option and from 1.50% - 3.75% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. As of March 31, 1999, there was a total of $20.3 million outstanding under the Facilities, in addition to $0.2 million in outstanding letters of credit. The Facilities contain various financial covenants with which the Company must comply on a monthly and quarterly basis. As of March 31, 1999, the Company was in compliance with all such covenants.

NOTE 3: INCOME TAXES

        In connection with the September 1997 Reorganization, the Company converted from S corporation to C corporation status for federal and state income tax purposes. As a result, the Company became fully subject to federal and state income taxes. For the three-month periods ended March 31, 1999 and 1998, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month periods ended March 31, 1999 and 1998. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.


NOTE 4: RELATED PARTY TRANSACTION

        Effective July 15, 1998, the Company purchased a multi-media franchise from FiberSouth, a company affiliated through common ownership, for $1.5 million, subject to approval by the City of Raleigh. As a result, the Company has the right to offer multi-media services in Raleigh. This transaction was approved by the City of Raleigh during the first quarter of 1999.

NOTE 5:  COMMITMENTS

     During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communication system. Commitments to purchase optical fibers under this contract total approximately $50.0 million, $32.5 million of which was fulfilled through March 31, 1999. The remaining commitments extend through the end of 1999. In addition, the Company has made certain other commitments for the purchase of equipment in connection with its capital program.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. BTI Telecom Corp. and its wholly owned susidiaries (the "Company" or "BTITC") believes that its primary risk factors include but are not limited to: high leverage; the ability to service debt; significant capital requirements; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the March 31, 1999 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (File No. 333-41723).

BUSINESS OF THE COMPANY


Overview

      The Company, which began operations in 1984 as Business Telecom, Inc. ("BTI"), is a provider of telecommunications services in the Southeastern United States. The Company currently offers integrated telecommunications services, including long distance, local, data, Internet access and other enhanced services, primarily to small and medium-sized business customers. In addition, the Company offers wholesale telecommunications services, including switched, dedicated access, special access and prepaid calling card services, primarily to telecommunications carriers. The Company also markets high bandwidth services on its fiber optic network. The Company currently has sales offices in 18 markets primarily located in the Southeastern United States.

      The Company operates long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh. The Company began offering local exchange services in November 1997. This service has initially been offered primarily on a resale basis. However, the Company has installed Lucent 5E 2000 local switches in Raleigh, Charlotte, Greensboro NC, Columbia, Greenville SC, Orlando and Atlanta. In addition to these local switches, the Company has co-located digital loop carriers in 45 incumbent local exchange carrier central offices in order to provide more cost effective local services to its smaller business customers. These co-locations will also facilitate the Company's future data service product offerings. As of March 31, the Company had sold over 63,000 access lines, 57,700 of which were in service. Approximately 15% of these lines in service were facilities-based. The Company also has two additional local switches and related digital loop carriers under construction in Wilmington, NC and Jacksonville, FL.

      The company operates a fiber optic network, consisting of leased and owned transmission capacity, concentrated in the Southeastern United States. During October 1997, the Company entered into an agreement with Qwest Communications to lease, through an indefeasible right to use, approximately 3,250 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. As of March 31, 1999 the Company had over 500 route miles of this network in service and expects the network to be substantially complete during the third quarter of 1999. In addition to carrying it's own traffic, this network allows the Company to market fiber capacity to other telecommunication companies. The Company has also installed six frames relay switches within its network to enhance its current and future data service offerings.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUE
     Revenue for the first quarter of 1999 was $56.1 million, representing a $1.0 million or 1.9% increase over the first quarter of 1998. This growth in revenue was primarily driven by an increase of $5.9 million in integrated services revenue, partially offset by a $4.9 million decrease in wholesale services revenue. The increase in integrated services revenue is primarily due to the increase in local service revenue of $6.3 million from $0.6 million in the first quarter of 1998 to $6.9 million in the first quarter of 1999. This increase was partially offset by a decrease of $0.4 million in the Company's traditional long distance service revenues. This $0.4 million decrease was brought on by competitive pricing pressure which exceeded the 9% increase in related minutes of use. The decrease in wholesale revenue during the first quarter of 1999 as compared to the same period in the prior year is primarily due to the continuing volume decrease resulting from strategic pricing decisions made by the Company to ensure that it maintains acceptable wholesale margins. In addition, wholesale revenue has been impacted by competitive pricing pressures heightened by the effect of access charge reform and the effects of mergers and acquisitions within the telecommunications industry.


COST OF SERVICES
         Cost of services was $37.2 million and $41.1 million in the first three months of 1999 and 1998, respectively. As a percentage of revenue, costs of services decreased from 74.6% in the first quarter of 1998 to 66.4% in the first quarter of 1999. The decrease in this percentage resulted partially from a shift in the Company's revenue mix to a higher proportion of integrated services revenue. In addition, a smaller percentage of the Company's wholesale revenue was from international traffic, which yields a lower margin percentage than domestic wholesale traffic. Improved network efficiencies and the migrating of certain fixed costs onto the Company's own fiber optic network have also improved the Company's cost structure. As of March 31, 1999 the Company had deployed approximately 15% of its fiber network currently under construction by Qwest Communications. Management anticipates that substantially all of the fiber optic network will be operational by the end of the third quarter of 1999. In addition, the Company continues to evaluate strategies to reduce its cost of services and improve the reliability and efficiency of its network.

Initially, the Company has provided local service to its customers primarily on a resale basis. Resold service has higher associated costs than service provided to customers over the Company's own switching facilities. The percentage of local service access lines provided via the Company's facilities increased from less than 1% in the first quarter of 1998 to approximately 15% by the end of the first quarter of 1999. This percentage increase also had a positive impact on total cost of services. The Company continues to migrate customers from resold lines to facilities-based services where appropriate, thereby improving gross margin on these services.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative ("SG&A") expenses were $19.0 million or 33.9% of revenue in the first quarter of 1999 as compared to $15.6 million or 28.3% in the same period in 1998. The increase in SG&A both in total amount and as a percentage of revenue is largely attributable to the increase in the Company's integrated competitive local exchange carrier ("CLEC") services. These expenses are incurred prior to the realization of significant revenue from these services, and therefore have increased the Company's SG&A as a percentage of revenue. These expenses include significant investments in human resources and increased marketing and advertising efforts relating to these new CLEC services. These investments are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth in 1999 and beyond. In addition, the Company is investing resources to facilitate the deployment of its fiber optic network.

         Depreciation and amortization increased $1.8 million from $2.3 million or 4.1% of revenue in the first quarter of 1998 to $4.1 million or 7.3% of revenue in the first quarter of 1999. This increase is primarily due to capital expenditures which are related to the expansion of the Company's operations centers and support infrastructure to handle increased traffic volume and expanded service offerings.

OTHER INCOME (EXPENSE)

     Interest expense was $6.6 million for the three months ended March 31, 1999 as compared to $6.4 million for the same period in the prior year. This increase in interest expense is a result of increased borrowings outstanding under the Facilities (See "-Debt"). Interest income was $0.8 million in the three months ended March 31, 1999 compared to $1.9 million in the same period in the prior year. The decrease in interest income follows the reduction in the Company's cash balances that are available to be reinvested.

INCOME TAXES

     For the three-month periods ended March 31, 1998 and 1999, the Company generated net losses. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue. Given these circumstances, the Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month periods ended March 31, 1998 and 1999. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

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

EBITDA

      Earnings before interest, taxes, depreciation and amortization and other non-cash charges (EBITDA) is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. The Company's EBTTDA losses improved from $1.6 million for the three months ended March 31, 1998 to $0.1 million for the three months ended March 31, 1999. The EBITDA losses the Company has experienced over recent quarters is primarily attributable to additional SG&A expenses associated with its introduction of CLEC services. However, the Company anticipates that it will generate positive EBITDA in the future as it deploys its fiber network and increases its facilities-based CLEC service offerings.

LIQUIDITY AND CAPITAL RESOURCES

REVIEW OF CASH FLOW ACTIVITY
     The Company has funded its operations and growth primarily from operating cash flows and borrowings. During the first three months of 1999 the Company used $11.9 million for operating activities as compared to the $9.2 million used in the same period in 1998. The primary driver of this change is the net loss of $10.1 million experienced during the first three months of 1999 compared to the net loss of $8.4 million in the first quarter of 1998. In addition to this change, cash used in operating activities was adversely impacted by the net changes in accounts receivable and accounts payable during the three months ended March 31, 1999.

     Cash used for investing activities during the first three months of 1999 was $11.5 million compared to net cash provided by investing activities of $1.5 million in the first three months of 1998. The cash provided by investing activities in the three months ended March 1998 resulted from the Company's use of its restricted cash to fund the March 1998 interest obligation on the Senior Notes. The payment of the interest on the Senior Notes was not completely offset by capital expenditures of $9.8 million during the period. The primary investments in the three-month periods both in 1998 and 1999 were capital expenditures, primarily related to the Company's introduction of the CLEC services and the deployment of its fiber optic network. In 1999, the payment of the interest on the Senior Notes was more than offset by capital expenditures of $22.9 million. The restricted cash balance as of March 31, 1999 includes proceeds from the Senior Note offering placed in escrow to secure the next three scheduled interest payments.

     Cash provided by financing activities in the first three months of 1999 was $15.9 million compared to cash used in financing activities of $0.4 million in the first three months of 1998. During both periods cash used in financing resulted from payments made on the shareholder note payable. During the three-month period ended March 31, 1999, the Company received net proceeds of $16.1 million from borrowings under the Facilities. (See "-Debt")

DEBT
----
     In September 1997, the Company issued $250.0 million 10 1/2% Senior Notes due 2007. The Indenture governing the Senior Notes requires the Company to comply with certain financial covenants, including certain restrictions on the Company's ability to pay dividends. As of March 31, 1999, the Company was in compliance with all such covenants.

     Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are limited to a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Proceeds from the Facilities can be used to fund capital expenditures, working capital, or other purposes. Borrowings under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at the 30, 60 or 90 day London Interbank Offered Rate ("LIBOR") or prime rate, plus an applicable margin. This margin varies based on the Company's financial position from 0.00% - 2.25% for borrowings under the prime rate option and from 1.50% -3.75% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. At March 31, 1999, the Company had approximately $52.0 million available under the Facilities, of which $20.3 million in borrowings and $0.2 million in letters of credit were outstanding. The Facilities require the Company's compliance with various financial, administrative and affirmative covenants. As of March 31, 1999, the Company was in compliance with all such covenants.



CAPITAL SPENDING

        Through March 31, 1999, capital expenditures were $22.9 million as compared to $9.8 million in the same period in the prior year. Capital expenditures during the first three months of 1999 included $15.1 million related to the fiber optic network and $5.4 million in switching and related equipment primarily for the Company's CLEC operations. The Company currently has remaining commitments of approximately $18 million on the construction of its fiber network. The Company continues to experience delays in the delivery of this network by Qwest Communications, which will impact the timing of these commitments. Management believes that cash on hand, borrowings expected to be available under the Facilities and cash flow from operations will be sufficient to fund these existing commitments. The Company plans to spend approximately $45 to $59 million in total capital expenditures during 1999, subject to the aforementioned fiber network construction delays. The Company may need to raise additional capital to fund these expenditures, the sources of which may include public and private debt and equity offerings, subject to compliance with its current debt agreements. In addition, the Company maintains the flexibility in its business plan to adjust the timing of certain capital expenditures as necessary.

The Company expects to require significant capital for its future capital expenditures and working capital requirements. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimates as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the Company's industry. The Company also may require additional capital in the future (or sooner than currently anticipated) for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include cash flow from operations and public and private debt and equity offerings, which would be subject to compliance with the Company's current debt agreements.


YEAR 2000

      Beginning in 1996, the Company conducted a thorough review of its information technology and operating systems and non-information technology systems, as well as the systems of its major customers, suppliers and third party network service providers, to ensure that the systems would properly recognize the Year 2000 and continue to process data. This review also included the evaluation of internally developed software. As a result of this assessment, the Company has developed a plan to address the Year 2000 issue ("Year 2000 Plan"). The Year 2000 Plan has strong executive management support and requires frequent updates to senior management. In addition, a project manager and significant other programming and operational staff are dedicated to the Year 2000 Plan's implementation. The Year 2000 Plan includes the wide-ranging assessment of the Year 2000 problems that may affect the Company, the development of remedies to address the problems discovered in the assessment phase, testing of the remedies and the preparation of contingency plans.

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

      As part of the Year 2000 Plan, the Company continues to seek information from many of its other significant hardware, software and other equipment vendors, third party network providers, other material service providers and material customers regarding their development and implementation of plans to become Year 2000 compliant. Responses from the Company's vendors, service providers and customers have indicated that such respondents are in the process of implementing remediation procedures to ensure that their computer systems will be Year 2000 compliant by December 31, 1999.

     The Company has substantially completed development of initial contingency plans to deal with potential Year 2000 related business interruptions that may occur. These initial contingency plans are designed to address worst-case scenarios. Models of such worst-case scenarios have been developed based upon the responses of the Company's vendors, service providers and customers to the Company's requests for Year 2000 compliance information.

     Through March 31, 1999, the Company had spent approximately $0.8 million on Year 2000 projects and activities. The estimated total cost for Year 2000 projects and activities is $2.0 million, excluding capital expenditures. Most of these capital expenditures, which include both equipment and software, will not only provide for Year 2000 compliance, but also will otherwise enhance the Company's operations. In most cases, the expenditures for system modifications will be merely an acceleration of previously planned improvements. Year 2000 project costs are being funded through operations and existing credit facilities and are not expected to have a material effect on the Company's financial condition or results from operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect any significant additional disclosure requirements or other financial statement impacts to result from the adoption of the statement.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" ("SOP 98-1"), which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company adopted the provisions of SOP 98-1 in its financial statements as of January 1, 1999.

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of SOP 98-5 in its financial statements as of January 1, 1999. Prior to 1999, the Company expensed start-up costs and therefore, the adoption of SOP 98-05 will have no impact on the Financial Statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The majority of the Company's debt, which consists of $250 million of the 10 1/2% Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put the Company in a position of paying interest that differs from then existing market rates. The remainder of the Company's debt consists of the Facilities, which bear interest at variable rates based upon market conditions and the financial position of the Company. As of March 31, 1999, borrowings under this facility were $20.3 million. Management believes that this debt does not currently create a significant amount of interest rate risk, and as such has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate the Company's risk, and it may enter hedging transactions if conditions warrant.

PART II - OTHER INFORMATION
===========================

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      See Exhibit Index


(b)      Reports on Form 8-K filed during the quarter:  None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BTI Telecom Corp.
            ---------------------------------------------------------
                                  (Registrant)






Dated: May 17, 1999
                                By: /s/ Brian Branson
                                   ------------------
                                    Brian Branson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------


27                         Financial Data Schedule