Form 10-K/A
period 1998-12-31
BTI TELECOM CORP
filed 1999-05-25
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A


                                 Amendment No.1

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



                  Commission file number (333-41723)





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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     No stock is held by non-affiliates of the registrant. As of February 28, 1999, the registrant had outstanding 100,000,000 shares of Common Stock.

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


Item 7A. Quantitative and Qualitative Disclosure

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




Ernst & Young LLP
Raleigh, North Carolina
February 17, 1999

                               BTI TELECOM CORP.


                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                         December 31
                                                                     1997            1998
                                                                 ------------   -------------
Assets
Current assets:
  Cash and cash equivalents ..................................    $  67,002      $   12,767
  Restricted cash ............................................       25,016          27,282
  Accounts receivable, net ...................................       22,065          25,840
  Accounts and notes receivable from related parties .........          645             344
  Other current assets .......................................        2,303           1,551
                                                                  ---------      ----------
   Total current assets ......................................      117,031          67,784
Equipment, furniture and fixtures:
  Equipment, furniture and fixtures ..........................       53,744         103,416
  Construction in progress ...................................       10,154          27,052
  Less: accumulated depreciation and amortization ............      (19,321)        (28,508)
                                                                  ---------      ----------
Total equipment, furniture and fixtures ......................       44,577         101,960
Other assets, net ............................................       11,916          13,929
Restricted cash, non-current .................................       50,026          25,498
                                                                  ---------      ----------
Total assets .................................................    $ 223,550      $  209,171
                                                                  =========      ==========
Liabilities and shareholder's deficit
Current liabilities:
  Accounts payable ...........................................    $  27,305      $   46,376
  Accrued expenses ...........................................        2,505           3,461
  Accrued interest ...........................................        7,232           7,772
  Shareholder note payable, current portion ..................          944             763
  Other liabilities ..........................................        2,203           4,813
                                                                  ---------      ----------
   Total current liabilities .................................       40,189          63,185
Commitments and contingencies (Note 10)
Long-term debt ...............................................      250,000         254,119
Shareholder note payable, less current portion ...............          762              --
Other long-term liabilities ..................................        2,173           1,709
                                                                  ---------      ----------
   Total liabilities .........................................      293,124         319,013
Shareholder's deficit:
  Common stock, no par value, authorized
   500,000,000 shares, issued and outstanding
   100,000,000 in 1997 and 1998 ..............................           37              37
  Additional paid-in capital .................................          738             785
  Accumulated deficit ........................................      (70,349)       (110,664)
                                                                  ---------      ----------
   Total shareholder's deficit ...............................      (69,574)       (109,842)
                                                                  ---------      ----------
Total liabilities and shareholder's deficit ..................    $ 223,550      $  209,171
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

     Revolving Credit Facilities -- In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Borrowings under the Facilities can be used for working capital and other purposes. Borrowings outstanding at December 31, 1998 are under the revolving credit facility. In addition, there was $0.2 million outstanding in letters of credit at December 31, 1998. The Facilities agreement expires and amounts outstanding under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30, 60 or 90 day LIBOR rate (5.06%, 5.07%, and 5.07% at December 31, 1998, respectively) or the prime rate (7.75% at December 31, 1998), plus an applicable margin. This margin varies based on the Company's financial position from 0.00%-2.25% for borrowings under the prime rate option and

                               BTI TELECOM CORP.

NOTE 4: LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES -- Continued

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


                                            BTI TELECOM CORP.


Date: May 25, 1999                        By: /s/  BRIAN K. BRANSON
                                               --------------------------------
                                                   BRIAN K. BRANSON

                                                Chief Financial Officer

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