Form 10-Q
period 1999-06-30
BTI TELECOM CORP
filed 1999-08-16
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1999


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    From the transition period from        to
                                   -------    --------

                       Commission file number 333-41723


                               BTI TELECOM CORP.
            (Exact name of registrant as specified in its charter)


             NORTH CAROLINA                    56-2047220
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)     Identification No.)

                        4300 SIX FORKS ROAD, SUITE 500,
                            RALEIGH, NORTH CAROLINA
                    (Address of principal executive offices)


                                     27609
                                  (Zip Code)

                                (800) 849-9100
             (Registrant's telephone number, including area code)

                                ---------------

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

No Par Value Common Stock              100,000,000 shares as of August 14, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BTI TELECOM CORP.
                                   FORM 10-Q

                                     INDEX

                                                                                             PAGE
                                                                                            NUMBER
                                                                                           -------
PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
    Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 ................     3
    Consolidated Statements of Operations for the three month and six month periods ended
     June 30, 1998 and 1999 ..............................................................     4
    Consolidated Statements of Cash Flows for the six month periods ended
     June 30, 1998 and 1999 ..............................................................     5
    Notes to Consolidated Financial Statements ...........................................     6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of          8
  Operations
   Item 3. Quantitative and Qualitative Disclosure About Market Risk .....................    15
PART II. OTHER INFORMATION
   Item 1. Legal Proceedings .............................................................    16
   Item 2. Changes in Securities and Use of Proceeds .....................................    16
   Item 6. Exhibits and Reports on Form 8-K ..............................................    16
   Signatures ............................................................................    17
   Index to Exhibits .....................................................................    18

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       DECEMBER 31,    JUNE 30,
                                                                                           1998          1999
                                                                                      -------------- ------------
                                                                                                      (UNAUDITED)
 ASSETS
 Current assets:
  Cash and cash equivalents .........................................................   $   12,767    $    5,349
  Restricted cash ...................................................................       27,282        27,969
  Accounts receivable, less allowance of $5,271 in 1998 and $6,301 in 1999...........       25,840        30,134
  Accounts and notes receivable from related parties ................................          344           361
  Other current assets ..............................................................        1,551         2,059
                                                                                        ----------    ----------
    Total current assets ............................................................       67,784        65,872
 Equipment, furniture and fixtures:
  Equipment, furniture and fixtures .................................................      103,416       129,126
  Construction in progress ..........................................................       27,052        46,944
  Less: accumulated depreciation ....................................................      (28,508)      (35,886)
                                                                                        ----------    ----------
    Total equipment, furniture and fixtures .........................................      101,960       140,184
  Other assets, net .................................................................       13,929        14,377
  Restricted cash, non-current ......................................................       25,498        12,931
                                                                                        ----------    ----------
 Total assets .......................................................................   $  209,171    $  233,364
                                                                                        ==========    ==========
 LIABILITIES AND SHAREHOLDER'S DEFICIT
 Current liabilities:
  Accounts payable ..................................................................   $   46,376    $   60,005
  Accrued expenses ..................................................................        3,461         4,487
  Accrued interest ..................................................................        7,772         7,950
  Shareholder note payable, current portion .........................................          763           260
  Other liabilities .................................................................        4,813         6,950
                                                                                        ----------    ----------
    Total current liabilities .......................................................       63,185        79,652
  Long-term debt ....................................................................      254,119       281,863
  Other long-term liabilities .......................................................        1,709         1,867
                                                                                        ----------    ----------
    Total liabilities ...............................................................      319,013       363,382
 Shareholder's deficit:
  Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and
    outstanding .....................................................................           --            --
  Common stock, no par value, authorized 500,000,000 shares, issued and outstanding
    100,000,000 in 1998 and 1999 ....................................................          822         2,280
  Accumulated deficit ...............................................................     (110,664)     (131,160)
  Unearned compensation .............................................................           --        (1,138)
                                                                                        ----------    ----------
    Total shareholder's deficit .....................................................     (109,842)     (130,018)
                                                                                        ----------    ----------
 Total liabilities and shareholder's deficit ........................................   $  209,171    $  233,364
                                                                                        ==========    ==========

         See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               THREE MONTHS                  SIX MONTHS
                                                              ENDED JUNE 30,               ENDED JUNE 30,
                                                        --------------------------- ----------------------------
                                                            1998          1999           1998          1999
                                                        ------------ -------------- ------------- --------------
Revenue ...............................................   $ 50,721     $ 61,646       $ 105,806     $117,762
Cost of services ......................................     36,740       40,065          77,848       77,313
                                                          --------     --------       ---------     --------
  Gross profit ........................................     13,981       21,581          27,958       40,449
Selling, general and administrative expenses ..........     16,524       20,985          32,104       40,005
Depreciation and amortization .........................      2,395        4,739           4,649        8,838
                                                          --------     --------       ---------     --------
Loss from operations ..................................     (4,938)      (4,143)         (8,795)      (8,394)
Other income (expense):
  Interest expense ....................................     (6,355)      (6,842)        (12,751)     (13,474)
  Interest income .....................................      1,587          626           3,469        1,417
                                                          --------     --------       ---------     --------
Loss before taxes .....................................     (9,706)     (10,359)        (18,077)     (20,451)
Income taxes ..........................................         --           (5)             --           (5)
                                                          --------     -----------    ---------     -----------
Net loss ..............................................   $ (9,706)    $(10,354)      $ (18,077)    $(20,446)
                                                          ========     ==========     =========     ==========
Basic and diluted loss per share ......................   $  (0.10)    $  (0.10)      $    (.18)    $   (.20)
                                                          ========     ==========     =========     ==========
Basic and diluted weighted average shares outstanding .    100,000      100,000         100,000      100,000
                                                          ========     ==========     =========     ==========

         See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------------
                                                                                                 1998            1999
                                                                                           --------------- ---------------
 OPERATING ACTIVITIES:
 Net loss ................................................................................    $(18,077)       $(20,446)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation ...........................................................................       4,300           7,381
  Amortization ...........................................................................         349           1,457
  Non-cash compensation related to stock options .........................................          24             320
  Changes in operating assets & liabilities:
   Accounts and notes receivable .........................................................      (4,879)         (4,294)
   Accounts and notes receivable from related parties. ...................................          40             (18)
   Other assets ..........................................................................      (2,237)           (570)
   Accounts payable and accrued expenses .................................................      14,471          14,655
   Accrued interest expense ..............................................................         510             178
   Advanced billings and other liabilities ...............................................         703           2,295
                                                                                              --------        --------
 Net cash (used in) provided by operating activities .....................................      (4,796)            958
 INVESTING ACTIVITIES:
 Change in restricted cash ...............................................................      12,911          11,880
 Sale of marketable securities ...........................................................          (3)             --
 Purchases of equipment, furniture and fixtures, net .....................................     (27,518)        (45,605)
 Purchase of other assets ................................................................        (226)         (1,834)
 Settlement of FiberSouth stock option repurchase obligation .............................      (2,300)             --
                                                                                              ----------      --------
 Net cash used in investing activities ...................................................     (17,136)        (35,559)
 FINANCING ACTIVITIES:
 Net proceeds from long term borrowings ..................................................          --          27,744
 Decrease in other long-term liabilities .................................................        (513)           (503)
 Increase in deferred financing costs and other assets ...................................        (500)             (8)
 Dividends paid ..........................................................................          --             (50)
                                                                                              ----------      ----------
 Net cash (used in) provided by financing activities .....................................      (1,013)         27,183
                                                                                              ----------      ----------
 Decrease in cash and cash equivalents ...................................................     (22,945)         (7,418)
 Cash and cash equivalents at beginning of period ........................................      67,002          12,767
                                                                                              ----------      ----------
 Cash and cash equivalents at end of period ..............................................    $ 44,057        $  5,349
                                                                                              ==========      ==========
 Supplemental disclosure of cash flow information:
 Cash paid for interest ..................................................................      12,895          14,233
                                                                                              ==========      ==========
 Supplement schedule of non-cash investing and financing activities:
 Transfer of paging equipment from inventory .............................................    $    273              --
                                                                                              ==========      ==========

         See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1999 (UNAUDITED)
                           --------

NOTE 1: THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial information includes the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Registration Statement on Form S-1 filed with the SEC on July 16, 1999.

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use" ("SOP 98-1"), which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company adopted the provisions of SOP 98-1 in its financial statements as of January 1, 1999.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of SOP 98-5 in its financial statements as of January 1, 1999. Prior to 1999, the Company expensed start-up costs and therefore, the adoption of SOP 98-5 will have no impact on the Financial Statements.

     EQUIPMENT, FURNITURE AND FIXTURES

     During the fourth quarter of 1997, the Company commenced construction on certain capital projects, including its fiber optic network. Interest costs associated with the construction of capital assets are capitalized. The total amount capitalized for the six-month periods ended June 30, 1999 and 1998 was $0.9 million and $0.7 million, respectively.

     Costs associated with the fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.

NOTE 2: LONG-TERM DEBT

     Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are limited to a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. The Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30, 60 or 90 day LIBOR rate or the prime rate, plus an applicable margin. This margin varies, based on the Company's financial position, from 0.0%-1.25% for borrowings under the prime rate option and from 1.75% to 3.0% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. As of June 30, 1999, there was a total of $31.9 million outstanding under the Facilities, in addition to $0.1 million in outstanding letters of credit. The Facilities contain various financial covenants with which the Company must comply on a monthly and quarterly basis.

                               BTI TELECOM CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3: INCOME TAXES

     In September 1997, the Company converted from S corporation to C corporation status for federal and state income tax purposes. As a result, the Company became fully subject to federal and state income taxes. For the three-month and six-month periods ended June 30, 1999 and 1998, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month and six-month periods ended June 30, 1999 and 1998. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

NOTE 4: COMMITMENTS

     During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communications system. Commitments to purchase optical fibers under this contract total approximately $50.1 million, $30.6 million of which was fulfilled through June 30, 1999. Costs associated with fiber optic network segments under construction are classified as "Construction in progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives. The remaining commitments extend through the end of 1999. In addition, the Company has made certain other commitments for the purchase of equipment in connection with its capital program.

NOTE 5: CONTINGENCIES

     On September 14, 1998, Gulf Communications, LLC (the "Plaintiff") filed a lawsuit which is now pending in the United States District Court for the Northern District of Texas. The Plaintiff alleges breach of contract, negligent misrepresentation and fraud in the inducement. The Plaintiff seeks monetary damages, although a specific amount has not been plead. The Company is vigorously defending this litigation. Because discovery is ongoing, and due to the uncertainties inherent in the litigation process, the Company is unable to predict the likelihood of an unfavorable outcome. The costs of defense and final resolution of this issue could result in the Company recording an obligation which could have an adverse effect on the Company.

NOTE 6: SUBSEQUENT EVENT

     The Company has executed a commitment letter with a bank for a $60.0 million credit facility. The assets to be financed with the facility are the 3,300-mile fiber optic network (as discussed in Note 4) and associated infrastructure. Borrowings under the facility are to be secured by the fiber optic network and infrastructure and will bear interest at the 30-, 60- or 90-day LIBOR rate or the prime rate, plus an applicable spread based on the Company's financial performance. The facility will also require compliance with various financial and administrative covenants.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. BTI Telecom Corp. and its wholly owned susidiaries (the "Company") believes that its primary risk factors include, but are not limited to: high leverage; the ability to service debt; significant capital requirements; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the June 30, 1999 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (File No. 333-83101).

BUSINESS OF THE COMPANY

     OVERVIEW

     BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc. ("BTI"), is a provider of telecommunications services in the southeastern United States. We currently offer integrated telecommunications services, including long distance, local, data, Internet access and other enhanced services, primarily to small and medium-sized business customers. In addition, we offer wholesale telecommunications services, including switched, dedicated access, special access and prepaid calling card services, primarily to telecommunications carriers. We also market high bandwidth services on our fiber optic network. We currently have sales offices in 20 markets primarily located in the southeastern United States.

     We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh and began offering local exchange services in November 1997 primarily on a resale basis. However, we are in the process of transitioning customers onto our own facilities and have installed Lucent 5E 2000 local switches in Raleigh, Charlotte, Greensboro and Wilmington North Carolina; Columbia and Greenville South Carolina; Orlando Florida; and Atlanta Georgia. In addition to these local switches, we have co-located digital loop carriers in 48 incumbent local exchange carrier central offices in order to provide more cost effective local services to our business customers. These co-locations will also facilitate our future data service product offerings as they will allow for more rapid deployment of digital subscriber line (DSL) services. As of June 30, we had sold over 75,000 access lines, 68,600 of which were in service. Approximately 19% of these lines in service were facilities-based. We also had an additional local switch under construction in Jacksonville, FL.

     We operate a fiber optic network, consisting of owned and leased transmission capacity, concentrated in the southeastern United States. In October 1997, we entered into an agreement with Qwest Communications to acquire an indefeasible right to use approximately 3,300 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. As of June 30, 1999 we had over 900 route miles of this network in service and expect the network to be substantially complete by the end of 1999. In addition to carrying our own traffic, this network allows us to market excess fiber capacity to other telecommunication companies. We have also installed six frame relay switches within our network to enhance our current and future data service offerings.

     On July 16, 1999, we filed a Registration Statement on Form S-1 (File No. 333-83101) with the SEC for a public offering of approximately $125,000,000 worth of our Common Stock (our "initial public offering").

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     REVENUE

     Revenue for the second quarter of 1999 was $61.6 million, representing an increase of 21.5% as compared to the same period in 1998. The $10.9 million increase during the three months ended June 30, 1999 as compared to the same period in 1998 is attributable to increases in integrated retail services revenues of $6.5 million, combined with increases in wholesale services revenues of $4.4 million. The increase in integrated retail services revenues consists primarily of increases in local services revenues of $6.9 million, partially offset by decreases in traditional long distance revenues of $0.4 million. The decrease in long distance revenues primarily resulted from price compression, as second quarter 1999 retail long distance minutes increased 7.3% over the same period in 1998. In addition to competitive pricing pressures within the industry, price compression for the quarter has been affected by BTI's new bundled product offering, which provides discounted long distance for customers who sign-up with BTI for facilities-based local service. Though we lower the rate per minute for long distance, we actually maintain the same, or higher, overall gross margins on these customers. This is due to the fact that we avoid access charges on long distance calls placed by our customers and have the ability to bill other telecommunication carriers access charges for the use of our local network. The success of this concept is demonstrated by the fact that we are providing long distance service to over 90% of our local service customers. Local services revenues increased from 6.3% of integrated retail services revenues in the second quarter of 1998 to 23.6% of integrated retail services revenues in the same period in 1999.

  COST OF SERVICES

     Cost of services represented 65.0% of total revenue for the three-month period ended June 30, 1999, as compared to 72.4% for the same period in 1998. The lower cost of services percentage for the three-month period ended June 30, 1999 reflects the reduction in costs paid to other telecommunication carriers associated with providing our services, the fact that a higher percentage of our services are provided through our own facilities and changes in our traffic mix. The effect of spreading fixed network costs over a larger integrated services revenue base also contributed to the decrease in cost of services as a percentage of revenue in 1999. The changes in our revenue mix have primarily been related to increased integrated retail services revenues combined with decreased wholesale services revenues. Also, within the wholesale services area, there has been a significant decrease in lower margin international termination services. The decreased volume of this international traffic has resulted in a lower overall cost of services percentages. In addition, as we have installed more local switches and converted resale local customers to facilities-based services, our local services margins have improved. As this migration of local facilities-based services from resold local service continues, we expect our margins to continue to improve, thereby reducing our cost of services percentage.

     Expansion of our fiber optic network and the continuing effect of access charge reform have also improved our margin percentages. In addition to adding revenues from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings in the form of reduced transmission costs which we expect to continue as our network is completed. During the three months ended June 30, 1999, we deployed 405 miles of our fiber optic network, increasing our total fiber route miles to 940.


  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the second quarter of 1999 were $21.0 million, or 34.0% of revenue, as compared to $16.5 million, or 32.6% of revenue, for the same period in 1998. These increases are largely attributable to the significant investments in human resources and increased marketing and advertising efforts associated with the continued deployment of our facilities-based services. Since these investments often occur in advance of the realization of significant revenue from local and fiber services, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. These investments in infrastructure and support are intended to provide us with the ability to continue to expand into new markets, maximize customer retention and provide for growth. In addition, we have hired additional personnel to facilitate the deployment and operation of our fiber optic network.

     Depreciation and amortization was $4.7 million for the three months ended June 30, 1999, representing an increase of 97.9% over the same period in the previous year. This increase is primarily due to capital expenditures related to the expansion of our existing operations centers, fiber network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

  OTHER INCOME (EXPENSE)

     Interest expense was $6.8 million for the three-month period ending June 30, 1999, compared to $6.4 million in the same period of the previous year. The $0.5 million increase is primarily attributable to increased borrowings under our credit facilities during the first three months of 1999 compared to 1998. In addition, we capitalized $0.5 million of interest expense associated with the construction of our network in the three months ended June 30, 1999, as compared to $0.4 million for the same period in 1998.

     Interest income decreased from $1.6 million in the three-month period ended June 30, 1998 to $0.6 million in the three months ended June 30, 1999. This decrease resulted from lower restricted and non-restricted cash balances during 1999.

  EBITDA

     EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization and other non-cash charges. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA for the three months ended

June 30, 1999 was $0.6 million. This represents an improvement of $3.1 million over the EBITDA loss of $2.5 million for the same period in 1998. The increase in EBITDA during 1999 was primarily attributable to increases in revenues and the decrease in cost of services.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

  REVENUE

     Revenue for the six months ended June 30, 1999 increased $12.0 million, or 11.3%, to $117.8 million from $105.8 million for the six months ended June 30, 1998. This increase consisted of an increase in integrated retail revenue of $10.6 million combined with an increase of $1.4 million in wholesale services revenue. The $10.6 million increase in integrated retail revenue consisted of an increase in local services revenue of $13.8 million partially offset by a decrease in retail long distance revenue of $3.2 million. This decrease in long distance revenue was primarily due to price compression, as retail long distance minutes increased by 7.2% during this period. Integrated retail revenues increased from 59.7% of total revenue for the first six months of 1999 to 62.7% for the same period in the previous year.

     The $1.4 million increase in wholesale services revenue during the first six months of 1999 resulted primarily from increases of $10.4 million in prepaid calling card revenues and $4.9 million in fiber network capacity sales, offset by decreases of $12.8 million in international termination services and $1.1 million in domestic origination and termination services. The change in switched wholesale services revenue, both domestic and international, is primarily a result of the effect of access charge reform, price compression in international termination rates and pricing decisions we made to preserve margins, which resulted in decreased volumes of termination services. Although wholesale service revenue increased during the six-month period in 1999 compared to 1998, wholesale revenues decreased as a percentage of total revenues from 40.3% to 37.3%.

  COST OF SERVICES

     Cost of services decreased from $77.8 million during the first six months of 1998 to $77.3 million during the first six months of 1999. Cost of services represented 73.6% and 65.7% of revenue for the six month-periods ended June 30, 1998 and June 30, 1999, respectively. The decrease as a percentage of revenue primarily resulted from the change in our revenue mix to a higher percentage of integrated retail revenue, which has a higher associated margin. In addition, we experienced an increase in the percentage of local services provided through our facilities, which services have a higher margin than those provided on a resale basis. Expansion of our fiber optic network and the continuing effect of access charge reform have also improved our margin percentages. In addition to adding revenues from capacity sales to other telecommunication providers, this fiber optic network provides for cost savings throughout the network. We expect our cost of services as a percentage of revenues to continue to decrease as we deploy more of our fiber optic network and continue to increase the percentage of local customers with facilities-based local service.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $7.9 million, or 24.6%, to $40.0 million, or 34.0% of revenue, for the six months ended June 30, 1999 from $32.1 million, or 30.3% of revenue, for the same period in 1998. The increase in selling, general and administrative expenses during the first six months of 1999 is largely attributable to the significant investments in human resources and increased marketing and advertising efforts associated with the continued expansion of our local services. Since these investments often occur in advance of the realization of significant revenue from local services, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. These investments in infrastructure and support are intended to provide us with the ability to continue to expand into new markets, maximize customer retention and provide for growth. In addition, we have hired additional personnel to facilitate the deployment and operation of our fiber optic network.

     Depreciation and amortization was $4.6 million and $8.8 million in the six months ended June 30, 1998 and June 30, 1999. This 90.1% increase is primarily due to capital expenditures related to the expansion of our existing operations centers, fiber network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

  OTHER INCOME (EXPENSE)

     Interest expense increased from $12.8 million for the six months ended June 30, 1998 to $13.5 million for the same period in 1999. This $.7 million increase is primarily attributable to increased borrowings under our credit facilities during the first six months of 1999 as compared to 1998. In addition, we capitalized $.9 million of interest expense associated with the construction of our network in the six months ended June 30, 1999, as compared to $.7 million for the same period in 1998.

     Interest income decreased from $3.5 million in the six months ended June 30,1998 to $1.4 million in the six months ended June 30, 1999. This decrease is due to lower restricted and non-restricted cash balances during 1999.

  EBITDA

     EBITDA for the six months ended June 30, 1999 was $.8 million, an improvement of $4.9 million from the negative EBITDA of $4.1 million we experienced during the same period in the prior year. The increase in EBITDA during 1999 was primarily attributable to the decrease in cost of services resulting from increased margin percentages and changes in our revenue composition.

INCOME TAXES

     We generated net losses for the three and six-month periods ended June 30, 1999 and 1998. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue. Given these circumstances, we have established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three and six month periods ended June 30, 1999 and 1998. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

     Throughout the period of time that BTI was an S corporation, income, losses and credits were passed through directly to shareholders and the shareholders were provided, in the form of dividends, the funds necessary to meet tax obligations arising from income earned by BTI. We have indemnified those shareholders for any additional tax obligations arising from the income earned by BTI while it was an S corporation. We believe that any such reimbursements will not have a material effect on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  REVIEW OF CASH FLOW ACTIVITY

     During the first six months of 1999 we generated cash flow from operating activities of $1.0 million as compared to using $4.8 million to fund operating activities during the first six months of 1998. Net losses for the six-month periods ending June 30, 1998 and 1999 of $18.1 million and $20.4 million, were offset primarily by non-cash expenses such as depreciation and amortization. The $5.8 million change in cash used in or provided by operations primarily consisted of increased depreciation and amortization of $4.2 million in the six months of 1999 compared to the same period in 1998. In addition cash was provided by an increase of $1.6 million in advance billings and other liabilities which primarily consisted of increases in advanced billings of $3.6 million partially offset by decreases in other liabilities.

     Cash used for investing activities during the first six months of 1998 and 1999 amounted to $17.1 million and $35.6 million, respectively. The primary investment for both periods was capital expenditures. The increase in net capital expenditures from $27.5 million in the first six months of 1998 to $45.6 million in the first six months of 1999 was primarily due to the deployment of our fiber optic network and purchases of equipment for the development of our facilities-based local service business. Cash used for investing activities also includes the capitalization of line access fees, which represent installation charges paid primarily to the incumbent local exchange carriers ("ILECs") for securing additional leased fiber optic facilities. In May 1998, the Company satisfied stock and option repurchase obligations with a certain former employee which arose as a result of the assumption of stock repurchase obligations in connection with the September 1997 acquisition of the fiber optic assets of FiberSouth and under the 1994 Stock Plan. In settlement of these obligations, the Company made a $1.5 million cash payment to the former employee. This transaction is reflected as an adjustment to equity and represents a reallocation of the original FiberSouth purchase price. Cash used for investments was offset in part by the provision of $12.9 million and $11.9 million for the six-month periods ending June 30, 1998 and 1999 of cash from the restricted cash accounts. This results from the Company's utilization of its restricted cash to fund the March 1998 interest obligation on the Senior Notes. The restricted cash balance as of June 30, 1999 includes proceeds from the Senior Note offering placed in escrow to secure the next three scheduled interest payments.

     Cash used in financing activities was $1.0 million for the first six months of 1998 due to payments made on the note payable to a shareholder and certain capitalized costs associated with financing. During the first six months of 1999, financing activities provided the Company with $27.2 million of cash, primarily as a result of net borrowings on long-term credit facilities. The dividends paid during the first six months of 1999 were in accordance with the terms of a shareholders' agreement that terminated in September 1997 in conjunction with the Company's reorganization. A portion of the dividends paid during 1999 was to provide funds for tax obligations owed by BTI's shareholders as a result of net income during the period in which BTI was an S Corporation for income tax purposes.

  DEBT

     10 1/2% SENIOR NOTES. On September 22, 1997, we issued $250.0 million principal amount of 10 1/2% Senior Notes (the "Senior Notes") due 2007. Interest on the 10 1/2% Senior Notes is payable semiannually in cash, on each March 15 and September 15.

     The 10 1/2% Senior Notes are unsubordinated indebtedness equal in right of payment with all of our existing and future unsubordinated indebtedness. Approximately $74.1 million of the net proceeds from the sale of the 10 1/2% Senior Notes was used to purchase U.S. government securities to secure and fund the balance of the first six interest payments on the 10 1/2% Senior Notes, which are held as restricted cash. The 10 1/2% Senior Notes will mature on September 15, 2007.

     Upon a change of control, as defined in the indenture governing the 10 1/2% Senior Notes, we will be required to make an offer to purchase the 10 1/2% Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

     The indenture governing the 10 1/2% Senior Notes contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If we fail to comply with these covenants, our obligation to repay the 10 1/2% Senior Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100.0 million of additional indebtedness.

     GE CAPITAL CREDIT FACILITIES. Our wholly owned subsidiary, BTI, has a credit agreement with GE Capital providing for the following credit facilities:

     o a $30.0 million revolving credit facility; and

     o a $30.0 million note facility.

We amended these facilities effective June 30, 1998, to provide us with additional operating flexibility. Borrowings under these facilities are based on a percentage of eligible accounts receivable, in the case of the revolving facility, and eligible capital expenditures, in the case of the note facility. The proceeds from both facilities can be used for working capital, capital expenditures and for general corporate purposes. At June 30, 1999, we had an aggregate of $31.9 million outstanding under these facilities, in addition to $0.1 million in letters of credit. The facilities mature on September 17, 2002.

     Amounts drawn under the credit facilities bear interest, at our option, at either a floating rate equal to prime or at 30-, 60- or 90-day LIBOR rates, as we choose, plus, in each case, a percentage rate that fluctuates, based on the ratio of our total debt to EBITDA, from 0.0% to 1.25% for borrowings at prime and from 1.75% to 3.0% for borrowings at LIBOR. We are also required to pay a fee of 0.375% per year on the unused portion of the facilities.

     BTI's obligations under the facilities are guaranteed by BTITC and are secured by a first-priority lien on all current and future assets of BTI and our other subsidiaries and our pledge of the stock of BTI and any intercompany notes.

     Under the facilities, we have agreed, among other things, to achieve minimum EBITDA targets, meet minimum interest coverage ratios and not exceed the limits set for capital expenditures in the credit agreement. We have agreed to, among other things, limits on our ability to incur debt, create liens, pay dividends, make distributions or stock repurchases, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions, except as specifically permitted under the credit agreement. In addition, these facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended. However, we might not be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms. Our failure to do so may have a material adverse impact on our business and operations.

     BANK OF AMERICA COMMITMENT LETTER. We have received a commitment letter from Bank of America for a $60.0 million credit facility. Availability under the facility will be based on the amount of fiber optic network purchased from Qwest and associated infrastructure purchased from Nortel. Borrowings are to be secured by the fiber optic network and infrastructure and bear interest at 30-, 60- or 90-day LIBOR or the prime rate, plus an applicable spread that will vary based on our financial performance. The facility will require our compliance with various financial and administrative covenants, including among others, covenants limiting our ability to incur indebtedness, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the facility will contain affirmative covenants, including among others, covenants requiring us to: maintain the fiber, network facilities and infrastructure, our corporate existence, licenses, insurance and a corporate interest-rate hedging policy; pay taxes; and deliver financial and other information to Bank of America. Bank of America intends to syndicate the facility. If syndication is not successful, Bank of America reserves the right to change pricing and structure of the facility. If we do not agree to the pricing and structure changes, Bank of America may, at its option, demand payment in full 120 days after the determination that the requested changes in pricing and structure are not acceptable to us. Closing of this facility is subject to standard conditions, such as the negotiation of final documentation, including covenants, and an intercreditor agreement with GE Capital.

  CAPITAL SPENDING

Given our planned initial public offering, we currently estimate that our aggregate capital expenditures will total approximately $45.0 million for the remainder of 1999 and between $85.0 million and $100.0 million for 2000. We expect to make substantial capital expenditures thereafter. Capital expenditures will be primarily for:

     o the purchase and installation of switches, electronics, fiber, co-location facilities and other technologies in existing networks and in additional networks to be constructed in our service areas;

     o  market expansion, including new sales offices;

     o the continued development of our existing operations centers to service anticipated increased traffic volumes and increased geographic areas; and

     o expenditures with respect to our management information systems and customer support infrastructure.

     The actual amount and timing of our capital requirements may differ materially from these estimates as a result of, among other things:

     o  the cost of the development of our networks in each of our markets;

     o  a change in or inaccuracy of our development plans or projections;

     o  a change in the schedule or extent of our roll-out plan;

     o the extent of price and service competition for telecommunications services in our markets;

     o  the demand for our services;

     o regulatory and technological developments, including additional market developments and new opportunities, in the telecommunications industry;

     o  an inability to borrow under our credit facilities; and

     o  the consummation of acquisitions, joint ventures or strategic alliances.

     Although there can be no assurance, we believe that proceeds from our initial public offering, together with cash on hand, borrowings expected to be available under our credit facilities and cash flow from operations, will be sufficient to expand our business as currently planned. In the event our plans change or prove to be inaccurate, these funds might be insufficient. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or if we decide to make additional acquisitions or enter into joint ventures and strategic alliances.

     Sources of additional capital could include public and private equity offerings, and subject to compliance with the provisions in the indenture governing the 10 1/2% Senior Notes and our credit facilities, debt financings. Additional financing might not be available, or it might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements. Failure to generate or obtain sufficient funds could result in delay or abandonment of some or all of our development and expansion plans.

YEAR 2000 ISSUES

     Beginning in 1996, we conducted a thorough review of our information technology and operating systems and non-information technology systems, as well as the systems of our major customers, suppliers, and third party network service providers to ensure that the systems would properly recognize the Year 2000. We also reviewed internally developed software. As a result of this assessment, we have developed a thorough plan to address the Year 2000 issue. A project manager and significant other programming and operational staff are dedicated to the plan's implementation. The Year 2000 plan includes the wide-ranging assessment of the Year 2000 problems that may affect us, the development of remedies to address the problems discovered in the assessment phase, testing of the remedies and the preparation of contingency plans.

     We began implementing the plan in 1997. Implementation will continue through 1999. We have completed the evaluation phase for our systems. We are in the remediation and testing phases of the Year 2000 plan. We anticipate that all major business-critical systems will be tested and Year 2000 compliant by September 30, 1999. In that regard, we have received assurances or written agreements from significant vendors that their systems are either already Year 2000 compliant or will be as of September 30, 1999. These vendors include our major suppliers of switching equipment, fiber optic electronics, and billing and customer care systems. We believe that these systems represent our most critical business systems. All other systems are targeted for compliance by the end of the third quarter 1999. We are currently testing the systems and applications that have been corrected or reprogrammed.

     As part of the Year 2000 plan, we are seeking information from our other significant hardware, software and other equipment vendors, third party network providers, other material service providers and material customers regarding their development and implementation of plans to become Year 2000 compliant. To date these parties have indicated that they are implementing procedures to ensure that their computer systems will be Year 2000 compliant by December 31, 1999.

     We have developed contingency plans to deal with potential Year 2000 related business interruptions that may occur. These contingency plans are designed to address the most reasonably likely worst-case scenarios based upon the responses of vendors, service providers and customers to our requests for Year 2000 compliance information.

     Through June 30, 1999, we had spent approximately $1.5 million on Year 2000 projects and activities. The estimated total cost for Year 2000 projects and activities is $2.8 million, excluding capital expenditures. Most of these capital expenditures, which include both equipment and software, will not only provide for Year 2000 compliance but are also expected to enhance operations. In most cases, the expenditures for system modifications will be merely an acceleration of previously planned improvements. Year 2000 project costs are being funded through operations and existing credit facilities and are not expected to have a material effect on our financial condition or results from operations. We believe we have an effective program in place to resolve the Year 2000 issue in a timely manner. However, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. Failure by us and/or our major vendors, third party network service providers or other material service providers or customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on our business, results of operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 130 addresses reporting amounts of other comprehensive income and SFAS No. 131 addresses reporting segment information. As of January 1, 1998, we implemented SFAS No. 130. There are no material differences between net income and comprehensive income as defined by SFAS 130 for the periods presented. SFAS 131 uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the company's management. Under this definition, we operated, for the years ended December 31, 1996, 1997 and 1998, as a single segment.

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". We expect to adopt SFAS No. 133 effective

January 1, 2000. We do not expect any significant additional disclosure requirements or other financial statement impacts to result from the adoption of SFAS No. 133.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use", which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. We adopted the provisions of SOP 98-1 in our financial statements as of January 1, 1999.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. We adopted the provisions of SOP 98-5 in our financial statements as of January 1, 1999. Prior to 1999, we expensed start-up costs and therefore, the adoption of SOP 98-5 will have no impact on our financial statements.


      ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     The majority of our debt, which consists of $250.0 million of the 10 1/2% Senior Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the GE Capital credit facilities, which bear interest at variable rates based upon market conditions and our financial position. As of June 30, 1999, borrowings under these facilities were $31.9 million. We have not engaged in any hedging transactions related to these facilities. As market conditions and outstanding borrowings under these facilities change, we intend to continue to evaluate the advisability of hedging transactions. We expect to enter into interest rate hedging transactions with respect to the credit facility we intend to enter into with Bank of America.

                         PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On September 14, 1998, Gulf Communications, L.L.C. filed suit against us alleging breach of a telecommunications services agreement for the termination of long distance traffic. Gulf contends that the agreement requires us to terminate a specified number of minutes per month and that we did not fulfill our alleged commitment. Gulf also alleges fraud in the inducement of the agreement and seeks an unspecified amount of actual and punitive damages, plus interest, attorneys' fees and costs. We intend to vigorously defend ourselves against Gulf's claims. Discovery is ongoing. Defending this lawsuit may be expensive and time-consuming and, regardless of whether the outcome is favorable to us, could divert substantial financial, management and other resources from our business. An adverse outcome could subject us to significant liability.

     Except as described above, we are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended June 30, 1999, we granted options to purchase an aggregate of 120,888 shares of our common stock to 12 employees. As a result, for the six months ended June 30, 1999, we have granted options to purchase an aggregate of 449,500 shares of our common stock to 63 employees. The offering of these securities was deemed to be exempt from registration under Section 4(2) of, or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

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


                                               BTI TELECOM CORP.
                                      ----------------------------------------
                                               (REGISTRANT)


Dated: August 16, 1999



                                        By:   /S/ BRIAN BRANSON
                                      ----------------------------------------
                                                  BRIAN BRANSON
                                             CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
--------   ------------------------
  27       Financial Data Schedule