Form 10-Q
period 1999-09-30
BTI TELECOM CORP
filed 1999-11-15
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

                                ---------------
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 1999


                                      OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    From the transition period from _________ to _________


                       Commission file number 333-41723

                               BTI TELECOM CORP.
            (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                    56-2047220
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)     Identification No.)

                        4300 SIX FORKS ROAD, SUITE 500
                            RALEIGH, NORTH CAROLINA
                    (Address of principal executive offices)


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

No Par Value Common Stock          100,000,000 shares as of November 12, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BTI TELECOM CORP.


                                   FORM 10-Q


                                     INDEX

                                                                                             PAGE
                                                                                            NUMBER
                                                                                           -------
PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
    Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 ...........     3
    Consolidated Statements of Operations for the three-month and nine-month periods ended
     September 30, 1998 and 1999 .........................................................     4
    Consolidated Statements of Cash Flows for the nine-month periods ended
     September 30, 1998 and 1999 .........................................................     5
    Notes to Consolidated Financial Statements ...........................................     6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations...........................................................................     8
   Item 3. Quantitative and Qualitative Disclosure About Market Risk .....................    15
PART II. OTHER INFORMATION
   Item 1. Legal Proceedings .............................................................    16
   Item 2. Changes in Securities and Use of Proceeds .....................................    16
   Item 6. Exhibits and Reports on Form 8-K ..............................................    16
   Signatures ............................................................................    17
   Index to Exhibits .....................................................................    18

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS


                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                        DECEMBER 31,   SEPTEMBER 30,
                                                                                            1998           1999
                                                                                       -------------- --------------
                                                                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents ...........................................................   $   12,767     $    1,710
 Restricted cash .....................................................................       27,282         28,606
 Accounts receivable, less allowance of $5,271 in 1998 and $5,701 in 1999.............       25,840         34,958
 Accounts and notes receivable from related parties ..................................          344            469
 Other current assets ................................................................        1,551          1,548
                                                                                         ----------     ----------
   Total current assets ..............................................................       67,784         67,291
Equipment, furniture and fixtures:
 Equipment, furniture and fixtures ...................................................      103,416        143,665
 Construction in progress ............................................................       27,052         47,678
 Less: accumulated depreciation ......................................................      (28,508)       (40,114)
                                                                                         ----------     ----------
   Total equipment, furniture and fixtures ...........................................      101,960        151,229
 Other assets, net ...................................................................       13,929         16,385
 Restricted cash, non-current ........................................................       25,498             --
                                                                                         ----------     ----------
Total assets .........................................................................   $  209,171     $  234,905
                                                                                         ==========     ==========
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
 Accounts payable ....................................................................   $   46,376     $   56,092
 Accrued expenses ....................................................................        3,461          4,754
 Accrued interest ....................................................................        7,772          1,351
 Shareholder note payable, current portion ...........................................          763             --
 Other liabilities ...................................................................        4,813          8,209
                                                                                         ----------     ----------
   Total current liabilities .........................................................       63,185         70,406
 Long-term debt ......................................................................      254,119        304,084
 Other long-term liabilities .........................................................        1,709          1,811
                                                                                         ----------     ----------
   Total liabilities .................................................................      319,013        376,301
Shareholder's deficit:
 Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and
   outstanding .......................................................................           --             --
 Common stock, no par value, authorized 500,000,000 shares, 100,000,000 issued and
   outstanding in 1998 and 1999 ......................................................          822          2,291
 Accumulated deficit .................................................................     (110,664)      (142,549)
 Unearned compensation ...............................................................           --         (1,138)
                                                                                         ----------     ----------
   Total shareholder's deficit .......................................................     (109,842)      (141,396)
                                                                                         ----------     ----------
Total liabilities and shareholder's deficit ..........................................   $  209,171     $  234,905
                                                                                         ==========     ==========

         See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              THREE MONTHS                NINE MONTHS
                                                           ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                        ------------------------- ----------------------------
                                                            1998         1999          1998          1999
                                                        ------------ ------------ ------------- --------------
Revenue ...............................................  $  51,684    $  72,055     $ 157,490     $189,817
Cost of services ......................................     36,609       49,639       114,457      126,952
                                                         ---------    ---------     ---------     --------
  Gross profit ........................................     15,075       22,416        43,033       62,865
Selling, general and administrative expenses ..........     17,244       22,235        49,348       62,240
Depreciation and amortization .........................      3,048        5,177         7,697       14,015
                                                         ---------    ---------     ---------     --------
Loss from operations ..................................     (5,217)      (4,996)      (14,012)     (13,390)
Other income (expense):
  Interest expense ....................................     (6,334)      (6,954)      (19,085)     (20,429)
  Interest income .....................................      1,196          593         4,665        2,010
                                                         ---------    ---------     ---------     --------
Loss before taxes .....................................    (10,355)     (11,357)      (28,432)     (31,809)
Income taxes ..........................................         --           --            --           (5)
Net loss ..............................................  $ (10,355)   $ (11,357)    $ (28,432)    $(31,804)
                                                         =========    =========     =========     ==========
Basic and diluted loss per share ......................  $   (0.10)   $   (0.11)    $   (0.28)    $  (0.32)
                                                         =========    =========     =========     ==========
Basic and diluted weighted average shares outstanding .    100,000      100,000       100,000      100,000
                                                         =========    =========     =========     ==========

         See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                   NINE MONTHS ENDED SEPTEMBER
                                                                                               30,
                                                                                   ---------------------------
                                                                                        1998          1999
                                                                                   ------------- -------------
OPERATING ACTIVITIES:
Net loss .........................................................................   $ (28,432)    $ (31,804)
Adjustments to reconcile net loss to net cash used in by operating activities:
  Depreciation ...................................................................       6,779        11,634
  Amortization ...................................................................         918         2,381
  Non-cash compensation related to stock options .................................          35           332
  Changes in operating assets and liabilities:
   Accounts and notes receivable .................................................      (2,835)       (9,118)
   Accounts and notes receivable from related parties ............................          60          (125)
   Other assets ..................................................................      (1,754)         (185)
   Accounts payable and accrued expenses .........................................      10,688        11,010
   Accrued interest expense ......................................................      (6,052)       (6,422)
   Advanced billings and other liabilities .......................................       1,870         3,497
                                                                                     ---------     ---------
Net cash used in operating activities ............................................     (18,723)      (18,800)
INVESTING ACTIVITIES:
Change in restricted cash ........................................................      25,019        24,175
Purchases of equipment, furniture and fixtures, net ..............................     (48,378)      (60,903)
Purchase of other assets .........................................................      (2,253)       (3,188)
Settlement of options and FiberSouth stock repurchase obligation .................      (2,300)           --
                                                                                     ---------     ---------
Net cash used in investing activities ............................................     (27,912)      (39,916)
FINANCING ACTIVITIES:
Net proceeds from long-term borrowings ...........................................          --        49,965
Decrease in other long-term liabilities ..........................................        (770)         (763)
Increase in deferred financing costs and other assets ............................        (874)       (1,461)
Dividends paid ...................................................................          --           (82)
                                                                                     ---------     ---------
Net cash (used in) provided by financing activities ..............................      (1,644)       47,659
                                                                                     ---------     ---------
Decrease in cash and cash equivalents ............................................     (48,279)      (11,057)
Cash and cash equivalents at beginning of period .................................      67,009        12,767
                                                                                     ---------     ---------
Cash and cash equivalents at end of period .......................................   $  18,730     $   1,710
                                                                                     =========     =========
Supplemental disclosure of cash flow information:
Cash paid for interest ...........................................................   $  26,222     $  28,306
                                                                                     =========     =========

         See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        SEPTEMBER 30, 1999 (UNAUDITED)


NOTE 1: THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF PRESENTATION

     The consolidated financial information includes the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Registration Statement on Form S-1 filed with the SEC on July 16, 1999.

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

     Certain amounts in the September 30, 1998 Financial Statements have been reclassified to conform to the September 30, 1999 presentation.


     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company adopted the provisions of SOP 98-1 in its financial statements as of January 1, 1999.

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


     EQUIPMENT, FURNITURE AND FIXTURES

     During the fourth quarter of 1997, the Company commenced construction on certain capital projects, including its fiber optic network. Interest costs associated with the construction of capital assets are capitalized. The total amount capitalized for the nine-month periods ended September 30, 1999 and 1998 was $1.1 million and $1.5 million, respectively.

     Costs associated with the fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.


NOTE 2: LONG-TERM DEBT

     Effective June 30, 1998, the Company amended and restated its $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "GE Capital Facilities"). Borrowings under the GE Capital Facilities are limited to a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. The GE Capital Facilities are secured by the grant of a first security interest in substantially all of the Company's assets excluding the fiber optic network and related equipment and a second security interest in the Fiber Optic Network and related equipment. The GE Capital Facilities bear interest, at the Company's option, at either the 30, 60 or 90-day LIBOR rate or the prime rate, plus an applicable margin. This margin varies, based on the Company's financial position, from 0.0% to 1.25% for borrowings under the prime rate option and from 1.75% to 3.0% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. As of September 30, 1999, there was a total of $28.1 million outstanding under the GE Capital Facilities, in addition to $0.1 million in outstanding letters of credit. The GE Capital Facilities contain various financial covenants with which the Company must comply on a monthly and quarterly basis.

                               BTI TELECOM CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2: LONG-TERM DEBT -- (Continued)

      On September 8, 1999, the Company obtained a credit facility from Bank of America (the "Bank of America Facility"). Availability under the Bank of America Facility is based on the amount of fiber optic network purchased from Qwest Communications (see note 4) and purchases of related equipment from Nortel Networks, Inc. Availability under the Bank of America Facility is limited to $37.5 million until the Company raises at least $100.0 million in additional equity financing, at which time the Bank of America Facility's availability will increase to $60 million. Borrowings are secured by a first security interest in the fiber optic network and related equipment and will bear interest, at the Company's option, at either the 30, 60 or 90-day LIBOR rate or the prime rate plus an applicable margin. This margin varies, based on the Company's financial position and additional equity issuances, from 1.00% to 2.50% for borrowings under the prime rate option and from 2.00% to 3.50% for borrowings under the LIBOR option. The Company is also required to pay of fee of 1.5% per year on the unused commitment. As of September 30, 1999, there was a total of $26.0 million outstanding under the Bank of America Facility. The Bank of America Facility contains various financial covenants with which the Company must comply on a monthly and quarterly basis. Under The Bank of America Facility the Company also granted Bank of America a second security interest in substantially all the assets of the Company.

NOTE 3: INCOME TAXES

     In September 1997, the Company converted from S corporation to C corporation status for federal and state income tax purposes. As a result, the Company became fully subject to federal and state income taxes. For the three-month and nine-month periods ended September 30, 1999 and 1998, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month and nine-month periods ended September 30, 1999 and 1998. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.


NOTE 4: COMMITMENTS

     During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communications system. Commitments to purchase optical fibers under this contract total approximately $51.0 million, $42.3 million of which was fulfilled through September 30, 1999. Costs associated with fiber optic network segments under construction are classified as "Construction in progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives. The remaining commitments extend through the end of 1999. In addition, the Company has made certain other commitments for the purchase of equipment in connection with its capital program.


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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. BTI Telecom Corp. and its wholly owned susidiaries (the "Company") believes that its primary risk factors include, but are not limited to: high leverage; the ability to service debt; significant capital requirements; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the September 30, 1999 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (File No. 333-83101).


BUSINESS OF THE COMPANY

     OVERVIEW

     BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc. ("BTI"), is a provider of telecommunications services in the southeastern United States. We currently offer integrated telecommunications services, including long distance, local, data, Internet access and other enhanced services, primarily to small and medium-sized business customers. In addition, we offer wholesale telecommunications services, including switched, dedicated access, special access and prepaid calling card services, primarily to telecommunications carriers. We also market high bandwidth services on our fiber optic network. We currently have sales offices in 23 markets located primarily in the southeastern United States.

     We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh, and began offering local exchange services in November 1997 primarily on a resale basis. However, we are in the process of transitioning customers onto our own facilities and have installed Lucent 5E2000 local switches in Raleigh, Charlotte, Greensboro and Wilmington, North Carolina; Columbia and Greenville, South Carolina; Orlando and Jacksonville, Florida; and Atlanta, Georgia. We are currently installing a local switch in Tampa, Florida. In addition to these local switches, we have co-located digital loop carriers in 48 incumbent local exchange carrier central offices in order to provide more cost-effective local services to our business customers. These co-locations should also facilitate our future data service product offerings, as they should allow for more rapid deployment of digital subscriber line (DSL) services. As of September 30, 1999 we had sold over 84,000 access lines, of which 75,300 were in service. Approximately 23% of these lines in service were facilities-based. In addition, over 98% of BTI's access lines are non-ISP lines.

     We operate a fiber optic network, consisting of owned and leased transmission capacity, concentrated in the southeastern United States. In October 1997, we entered into an agreement with Qwest Communications to acquire an indefeasible right to use approximately 3,300 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. As of September 30, 1999 we had over 1,100 route miles of this network in service and expect the network to be substantially completed during the first quarter of 2000. In addition to carrying our own traffic, this network allows us to market excess fiber capacity to other telecommunication companies. We have also installed seven frame relay switches within our network to enhance our current and future data service offerings.

     On July 16, 1999, we filed a Registration Statement on Form S-1 (File No. 333-83101) with the SEC for a public offering of approximately $125,000,000 worth of our Common Stock (our "initial public offering"). In addition to the ongoing monitoring of public market conditions with its investment bankers, BTI has closely watched the recent significant investments within the telecommunications sector by private equity funds. As a result, in September, BTI retained an investment bank to evaluate private equity placement opportunities.


RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     REVENUE

     Revenue for the third quarter of 1999 was $72.1 million, representing an increase of 39.4% as compared to the same period in 1998. The $20.4 million increase during the three months ended September 30, 1999 as compared to the same period in 1998 is attributable to increases in integrated retail voice services revenues of $6.0 million, wholesale services revenues of $11.7 million and data services revenue of $2.7 million. Retail services revenue, while up from the same period in 1998, was adversely affected by two Southeastern hurricanes during September 1999. The increase in integrated retail voice services revenue consisted primarily of increases in local services revenue of $6.7 million, partially offset by decreases in traditional long distance revenue of $0.7 million. The decrease in long distance revenue primarily resulted from price compression, as third quarter 1999 retail long distance minutes actually increased 7.5% over the same period in 1998. In addition, we are selling a bundled retail product which combines lower long distance rates with facilities-based local service to strengthen sales of our facilities-based local product. Overall gross margins on these customers are maintained or improved, despite the fact this bundled product includes a lower rate per minute for long distance. The improved margins are achieved because we avoid access charges on long distance calls placed by our customers and have the ability to bill other telecommunication carriers access charges for the use of our local network. The success of this concept is demonstrated by the fact that we are providing long distance service to over 92% of our local service customers. Local services revenue increased from 11.9% of integrated retail voice services in the third quarter of 1998 to 27.7% for the same period in 1999. Wholesale services revenue was up largely due to the increase in sales of prepaid calling card services of $13.1 million over the third quarter 1998, which was partially offset by decreases in switched wholesale services of $1.4 million. The increase in data services revenue is attributable to the additional Internet, frame relay and private line services we are providing to business customers as well as other telecommunication carriers.


     COST OF SERVICES

     Cost of services represented 68.9% of revenue for the three-month period ended September 30, 1999, as compared to 70.8% for the same period in 1998. The lower cost of services percentage for the three-month period ended September 30, 1999 reflects the effects of various improvements in our cost components, partially offset by changes in our revenue mix. The changes in our revenue mix consisted of increases in integrated retail voice services accompanied by larger increases in wholesale services revenue. Within wholesale services, overall margins on our prepaid calling card services decreased due to changes in user calling patterns. However, we have implemented pricing changes on this product that should improve its margins by the first quarter of 2000. In addition, as we have installed more local switches and converted local resale customers to facilities-based services, our local service margins have improved.

     Expansion of our fiber optic network, the continuing effect of access charge reforms and rate decreases from our underlying service providers have also improved our margin percentages. In addition to adding revenues from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings throughout the network. However, cost savings from our fiber optic network were less than originally anticipated during the third quarter due largely to vendor delays in the delivery of additional network segments. During the three months ended September 30, 1999 we deployed 260 miles of our fiber optic network, increasing our total fiber route miles to 1,200.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the third quarter of 1999 were $22.2 million, or 30.9% of revenue, as compared to $17.2 million, or 33.4% of revenue, in the same period in 1998. The increase in the amount of selling, general and administrative expenses is largely attributable to the significant investments in human resources and increased marketing and advertising efforts associated with the continued expansion of our local and data services and deployment of our fiber optic network. However, our revenue growth has outpaced our spending in these areas resulting in the decrease in selling, general and administrative expenses as a percent of revenue. The investments in infrastructure and support provide us with the ability to continue to expand into new markets, maximize customer retention and provide for growth.

     Depreciation and amortization was $5.2 million in the three months ended September 30, 1999, representing an increase of 69.8% over the same period in the previous year. This increase is primarily due to capital expenditures related to the expansion of our network operations centers, fiber network and support infrastructure to accommodate increased traffic volume and expanded service offerings.


     OTHER INCOME (EXPENSE)

     Interest expense was $7.0 million for the three-month period ending September 30, 1999, compared to $6.3 million in the same period of the previous year. The $0.7 million increase is primarily attributable to increased borrowings under our credit facilities during the third quarter of 1999 compared to the third quarter of 1998. In addition to interest expense recognized during the quarter, we capitalized $0.5 million of interest expense associated with the construction of our network in the three months ended September 30, 1999, as compared to $0.4 million for the same period in 1998.

     Interest income decreased from $1.2 million in the three-month period ended September 30, 1998 to $0.6 million in the three months ended September 30, 1999. This decrease resulted from lower restricted and non-restricted cash balances during 1999.


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

     EBITDA for the three months ended September 30, 1999 was $0.2 million. This represents an improvement of $2.4 million over the EBITDA loss of $2.2 million during the same period in 1998. The increase in EBITDA during 1999 was attributable to the overall revenue and gross margin improvement over the same period in 1998. These improvements were partially offset by the effects of two hurricanes in September 1999, and the changes in customer calling patterns associated with our prepaid phone card program. Management believes the short-term effects of these factors will not adversely impact the long-term success and strategy of the Company.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

     REVENUE

     Revenue for the nine months ended September 30, 1999 was $189.8 million, representing an increase of 20.5% as compared to the same period in 1998. The $32.3 million increase in total revenue on a year-to-date basis is attributable to increases in integrated retail voice services revenue of $19.1 million, wholesale long distance services revenue of $5.9 million and data services revenue of $7.3 million. The increase in integrated retail voice services consists of an increase in local services of $20.4 million partially offset by a decrease in retail long distance of $1.4 million from $82.2 million to $80.8 million. This decrease in retail long distance was primarily a result of the effect of price compression, as demonstrated by the fact that retail long distance minutes increased by 8.1% during the same period. Local services revenue growth was driven by the continued success of our bundled product offerings since introducing local services in the fourth quarter of 1997. A large portion of the increase in wholesale long distance revenues from 1998 to 1999 is attributable to dramatically increased sales of prepaid calling card services of $23.5 million on a year-to-date basis. The increase in our data services revenue resulted primarily from sales of private line and competitive access services, a portion of which are on our fiber network. As a percentage of revenue, retail services revenue remained constant at approximately 56%. At the same time, wholesale services revenue decreased from 36.0% of revenue to 32.9% of revenue and data services increased from 7.8% to 10.3% of revenue.

     COST OF SERVICES

     Cost of services represented 66.9% of revenue for the nine-month period ended September 30, 1999, as compared to 72.7% for the same period in 1998. The lower cost of services percentage for the nine-month period ended September 30, 1999 reflects the effects of various improvements in our cost components, partially offset by changes in our revenue mix. Within wholesale services, prepaid calling card services revenue has increased while margins have decreased due to changes in our user calling patterns. Offsetting this increase in cost of services margin, but also within the wholesale services area, there has been a significant decrease in international termination services. These international termination services have lower margin percentages than other wholesale services. The decreased volume of this international traffic has resulted in a lower overall cost of services percentages. In addition, we experienced an increase in the percentage of local services provided through our facilities, which produce a higher margin than those services provided on a resale basis.

     Expansion of our fiber optic network, the continuing effect of access charge reform and rate decreases from our underlying service providers have also improved our margin percentages. In addition to adding revenues from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings throughout the network. However, cost savings from our network were less than originally anticipated during the nine months ended September 30, 1999 due largely to vendor delays in the delivery of additional network segments. During the nine months ended September 30, 1999, we deployed 700 route miles of our fiber optic network, increasing our total fiber route miles to 1,200. We expect our cost of services as a percentage of revenues to continue to decrease as we deploy more of our fiber optic network and continue to increase the percentage of local customers with facilities-based local service.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses on a year-to-date basis were $62.2 million, or 32.8% of revenue, in 1999 as compared to $49.3 million, or 31.3% of revenue, in 1998. The increase in selling, general and administrative expenses was attributable to the significant investments in human resources and increased marketing and advertising efforts associated with the continued expansion of our local and data services and deployment of our fiber optic network. Because these investments often occur in advance of the realization of significant revenue from local services, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. These investments in infrastructure and support are intended to provide us with the ability to continue to expand into new markets, maximize customer retention and provide for growth

     Depreciation and amortization was $14.0 million and $7.7 million in the nine months ended September 30, 1999 and September 30, 1998, respectively. This 82.1% increase is primarily due to capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.


     OTHER INCOME (EXPENSE)

     Interest expense increased from $19.1 million for the nine months ended September 30, 1998 to $20.4 million for the nine months ending September 30, 1999. The $1.3 million increase is primarily attributable to increased borrowings under our credit facilities during the first nine months of 1999 compared to 1998. In addition, we capitalized $1.5 million of interest expense associated with the construction of our network in the nine months ended September 30, 1999, as compared to $1.1 million for the same period in 1998.

     Interest income decreased from $4.7 million in the nine-month period ended June 30, 1998 to $2.0 million in the nine months ended September 30, 1999. This decrease resulted from lower restricted and non-restricted cash balances during 1999.


     EBITDA

     EBITDA for the nine months ended September 30, 1999 was $1.0 million. This represents an improvement of $7.3 million over the EBITDA loss of $6.3 million during the same period in 1998. The increase in EBITDA during 1999 was attributable to the overall revenue and gross margin improvement over the same period in 1998. These improvements were partially offset by the changes in customer calling patterns associated with our prepaid phone card program. Management believes the short-term effects of these calling pattern changes will not adversely impact the long-term success and strategy of the Company.


INCOME TAXES

     We generated net losses for the three and nine-month periods ended September 30, 1999 and 1998. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue. Given these circumstances, we have established a valuation allowance of the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three and nine-month periods ended September 30, 1999 and 1998. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

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


LIQUIDITY AND CAPITAL RESOURCES

     REVIEW OF CASH FLOW ACTIVITY

     During the first nine months of 1999 we used $18.8 million of cash to fund operating activities as compared to $18.7 million during the first nine months of 1998. Non-cash expenses such as depreciation and amortization partially offset net losses for the nine-month periods ending September 30, 1998 and 1999 of $28.4 million and $31.8 million, respectively. The $0.1 million increase in cash used in operations primarily consisted of net changes in accounts and notes receivable, accounts payable, and other accruals and deferrals from the nine-month period ending September 30, 1998 to the nine-month period ending September 30, 1999.

     Cash used in investing activities during the first nine months of 1998 and 1999 amounted to $27.9 million and $39.9 million, respectively. The primary investment for both periods was capital expenditures. The increase in net capital expenditures from $48.4 million in the first nine months of 1998 to $60.9 million in the first nine months of 1999 primarily resulted from the deployment of the our fiber optic network and purchases of equipment for the development of our facilities-based local service business. Cash used in investing activities also includes the capitalization of line access fees, which represent installation charges paid primarily to the incumbent local exchange carriers ("ILECs") for securing additional leased fiber optic facilities. In May 1998, the Company satisfied stock and option repurchase obligations to a former employee. These obligations arose as a result of the assumption of stock repurchase obligations in connection with the September 1997 acquisition of the fiber optic assets of FiberSouth and under the 1994 Stock Plan. In settlement of these obligations, the

Company made a $2.3 million cash payment to the former employee. This transaction is reflected as an adjustment to equity and represents a reallocation of the original FiberSouth purchase price. Cash used for investments was offset in part by the provision of $25.0 million and $24.2 million of cash from the restricted cash accounts for the nine-month periods ending September 30, 1998 and 1999, respectively. This results from our use of restricted cash to fund interest obligations on the Senior Notes in March and September of 1998 and 1999. The restricted cash balance as of September 30, 1999 includes proceeds from the Senior Note offering placed in escrow to secure the next two scheduled interest payments.

     Cash used in financing activities was $1.6 million for the first nine months of 1998 due primarily to payments made on the shareholder note payable and certain capitalized costs associated with financing. During the first nine months of 1999, financing activities provided us with $47.7 million of cash, primarily as a result of net borrowings on long-term credit facilities. The dividends paid during 1999 were to provide funds for tax obligations owed by BTI's shareholder as a result of net income during the period in which BTI was an S Corporation for income tax purposes. These reimbursements were in accordance with the indemnification provisions of the shareholders' agreement that was terminated in 1997.


     DEBT

     10 1/2% SENIOR NOTES. On September 22, 1997, we issued $250.0 million principal amount of 10 1/2% Senior Notes (the "Senior Notes") due 2007. Interest on the Senior Notes is payable semiannually in cash, on each March 15 and September 15.

     The Senior Notes are unsubordinated indebtedness equal in right of payment with all of our existing and future unsubordinated indebtedness. Approximately $74.1 million of the net proceeds from the sale of the Senior Notes was used to purchase U.S. government securities to secure and fund the balance of the first six interest payments on the Senior Notes, which are held as restricted cash. The Senior Notes will mature on September 15, 2007.

     Upon a change in control, as defined in the indenture governing the Senior Notes, we will be required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

     The indenture governing the Senior Notes contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If we fail to comply with these covenants, our obligation to repay the Senior Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, notwithstanding these restrictions, it permits us to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100.0 million of additional indebtedness for general corporate purposes.

     GE CAPITAL CREDIT FACILITIES. Our wholly owned subsidiary, BTI, has a credit agreement with GE Capital (the "GE Capital Facilities") providing for the following facilities:

     o A $30.0 million revolving credit facility; and
     o A $30.0 million note facility.

     We amended these facilities effective June 30, 1998 to provide us with additional operating flexibility. Borrowings under the GE Capital Facilities are based on a percentage of eligible accounts receivable in the case of the revolving facility and eligible capital expenditures in the case of the note facility. The proceeds from both GE Capital Facilities can be used for working capital, capital expenditures and for general corporate purposes. At September 30, 1999, we had an aggregate of $28.1 million outstanding under these facilities, in addition to $0.1 million in letters of credit. The GE Capital Facilities mature on September 22, 2002.

     Amounts drawn under the GE Capital Facilities bear interest, at our option, at either a floating rate equal to prime or at 30-, 60- or 90-day LIBOR rates, as we choose, plus, in each case, a percentage rate that fluctuates, based on the ratio of our total debt to EBITDA, from 0.0% to 1.25% for borrowings at prime and from 1.75% to 3.0% for borrowings at LIBOR. We are also required to pay a fee of 0.375% per year on the unused portion of the GE Capital Facilities.

     BTI's obligations under the GE Capital Facilities are guaranteed by BTITC and are secured by a first-priority lien on all current and future assets of BTI and our other subsidiaries, excluding the fiber optic network and related equipment, and our pledge of the stock of BTI and any intercompany notes.

     Under the GE Capital Facilities, we have agreed, among other things, to achieve minimum EBITDA targets, meet minimum interest coverage ratios and not exceed the limits set for capital expenditures in the credit agreement. We have agreed to, among other things, limits on our ability to incur debt, create liens, pay dividends, make distributions or stock repurchases, engage in transactions with affiliates, sell assets and engage in merger and acquisitions, except as specifically permitted under the credit agreement. The Bank of America Facility also includes a covenant whereby the Company is required to raise additional equity financing of $135 million by March 31, 2000. In addition, these facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended. However, we might not be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms. Our failure to do so may have a material adverse impact on our business and operations.

     BANK OF AMERICA CREDIT FACILITIES. On September 8, 1999, we obtained a credit facility from Bank of America (the "Bank of America Facility"). Availability under the Bank of America Facility is based on the amount of fiber optic network purchased from Qwest Communications and purchases of related equipment from Nortel Networks, Inc. Availability under the Bank of America Facility is limited to $37.5 million until the Company raises at least $100 million in additional equity financing, at which time the Bank of America Facility's availability will increase to $60 million. The proceeds from the Bank of America Facility can be used for working capital and to fund our fiber optic network and related infrastructure. At September 30, 1999, there was a total of $26.0 million outstanding under the Bank of America Facility. The Bank of America Facility matures on September 22, 2002.

     The Bank of America Facility will bear interest, at our option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate plus an applicable margin. This margin varies, based on our financial position and additional equity issuances, from 1.00% to 2.50% for borrowings under the prime rate option and from 2.00% to 3.50% for borrowings under the LIBOR option.

     BTI's obligations under the Bank of America Facility are guaranteed by BTITC and are secured by a first security interest in BTI's fiber optic network and related equipment and a second security interest in substantially all of the remaining assets of BTI.

     Under the Bank of America Facility, we have agreed, among other things, to achieve minimum EBITDA targets, meet minimum interest coverage ratios and not exceed the limits set for capital expenditures in the credit agreement. We have also agreed to, among other things, limits on our ability to incur debt, create liens, pay dividends, make distributions or stock repurchases, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions, except as specifically permitted under the credit agreement. The Bank of America Facility also includes a covenant whereby the Company is required to raise additional equity financing of $135 million by March 31, 2000. In addition, the Bank of America Facility contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes, and the delivery of financial and other information. We are currently in compliance with these covenants as amended. However, we might not be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms. Our failure to do so may have a material adverse impact on our business and operations.


     CAPITAL SPENDING

     The Company is presently exploring opportunities to raise additional equity through the public or private market. Given our planned issuance of equity capital, we currently estimate that our aggregate capital expenditures will be between $110 and $120 million for the 15 month period ended 12/31/99. Presently we have outstanding commitments of less than $5 million related to the Company's fiber optic network. We also expect to make substantial capital expenditures after 2000. Capital expenditures will be primarily for:

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

   o the extent of price and service competition for telecommunication services in our markets;

   o the demand for our services;

   o regulatory and technological developments, including additional market developments and new opportunities, in the telecommunications industry;

   o an inability to borrow under our credit facilities; and

   o the consummation of acquisitions, joint ventures or strategic alliances.

     Although there can be no assurance, we believe that proceeds from equity issuance, together with cash on hand, borrowings expected to be available under our credit facilities and cash flow from operations, will be sufficient to expand our business as currently planned. In the even our plans change or prove to be inaccurate, these funds might be insufficient. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or if we decide to make additional acquisitions or enter into joint ventures and strategic alliances.

     Sources of additional capital could include public and private equity offerings and, subject to compliance with the provisions in the indenture governing the 10 1/2% Senior Notes and our credit facilities, debt financings. Additional financing might not be available, or it might not be available on terms acceptable to us and within the restrictions contained in our existing financing agreements. Failure to generate or obtain sufficient funds could result in delay or abandonment of some or all of our development and expansion plans.


YEAR 2000 ISSUES

     Beginning in 1996, we conducted a thorough review of our information technology and operating systems and non-information technology systems, as well as the systems of our major customers, suppliers, and third party network service providers to ensure that the systems would properly recognize the Year 2000. We also reviewed internally developed software. As a result of this assessment, we developed a thorough plan to address the Year 2000 issue. A project manager and significant other programming and operational staff are dedicated to the plan's implementation. The Year 2000 plan includes the wide-ranging assessment of the Year 2000 problems that may affect us, the development of remedies to address the problems discovered in the assessment phase, testing of the remedies and the preparation of contingency plans.

     We began implementing the plan in 1997. Implementation was completed in the third quarter of 1999. We have also completed the evaluation, remediation and testing phases of the Year 2000 plan. All major business-critical systems were tested and Year 2000 compliant as of September 30, 1999. In that regard, we have received assurances or written agreements from significant vendors that their systems are already Year 2000 compliant. These vendors include our major suppliers of switching equipment, fiber optic electronics, and billing and customer care systems. We believe that these systems represent our most critical business systems. All other systems were in compliance as of September 30, 1999. We have completed testing the systems and applications that have been corrected or reprogrammed.

     As part of the Year 2000 plan, we sought information from our other significant hardware, software and other equipment vendors, third party network providers, other material service providers and material customers regarding their development and implementation of plans to become Year 2000 compliant. To date these parties have indicated that they are implementing procedures to ensure that their computer systems will be Year 2000 compliant by December 31, 1999.

     We have developed contingency plans to deal with potential Year 2000 related business interruptions that may occur. These contingency plans are designed to address the most reasonably likely worst-case scenarios based upon the responses of vendors, service providers and customers to our requests for Year 2000 compliance information.

     Through September 30, 1999, we spent approximately $2.0 million on Year 2000 projects and activities. The estimated total cost for Year 2000 projects and activities is $2.8 million, excluding capital expenditures. Most of these capital expenditures, which include both equipment and software, will not only provide for Year 2000 compliance but are also expected to enhance operations. In most cases, the expenditures for system modifications will be merely an acceleration of previously planned improvements. Year 2000 project costs are being funded through operations and existing credit facilities and are not expected to have a material effect on our financial condition or results from operations. We believe we have an effective program in place to resolve the Year 2000 issue in a timely manner. However, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. Failure by us and/or our major vendors, third party network service providers or other material service providers or customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on our business, results of operations and financial condition.


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

     Certain amounts in the September 30, 1998 Financial Statements have been reclassified to conform to the September 30, 1999 presentation.

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

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. We adopted the provisions of SOP 98-5 in our financial statements as of January 1, 1999. Prior to 1999, we expensed start-up costs and therefore the adoption of SOP 98-5 will have no impact on our financial statements.


      ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     The majority of our debt, which consists of $250.0 million of the 10 1/2% Senior Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the GE Capital Facilities and the Bank of America Facility, which bear interest at variable rates based upon market conditions and our financial position. As of September 30, 1999, borrowings under these facilities totaled $54.1 million. We have not engaged in any hedging transactions related to these facilities. As market conditions and outstanding borrowings under these facilities change, we intend to continue to evaluate the advisability of hedging transactions.

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


ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended September 30, 1999, we granted options to purchase an aggregate of 93,988 shares of our common stock to 7 employees and directors. As a result, for the nine months ended September 30, 1999, we have granted options to purchase an aggregate of 543,488 shares of our common stock to 70 employees and directors. The offering of these securities was deemed to be exempt from registration under Section 4(2) of, or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering.


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


Dated: November 15, 1999



                                     By:   /S/ BRIAN BRANSON
                               ----------------------------------------
                                           BRIAN BRANSON
                                      CHIEF FINANCIAL OFFICER
                           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS



   EXHIBIT
   NUMBER      DESCRIPTION
------------   -------------------------------------------------------------------------------------
  10.17        Fourth Amendment to the GE Capital Agreement.
  10.18        Loan Agreement, entered into on September 8, 1999 between Business Telecom, Inc.
               and Bank of America, National Association and the other financial institutions party hereto from time to time as lenders and Bank of America, National Association as
               Agent.
  10.19        First Amendment to the Bank of America Credit Facility
  10.20        Fifth Amendment to the GE Capital Loan Agreement
    27         Financial Data Schedule