Form 10-Q/A
period 1999-09-30
BTI TELECOM CORP
filed 1999-11-19
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

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


                                   FORM 10-Q/A


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

     EBITDA for the three months ended September 30, 1999 was $0.2 million. This represents an improvement of $2.4 million over the EBITDA loss of $2.2 million during the same period in 1998. The increase in EBITDA during 1999 was attributable to the overall revenue and gross margin improvement over the same period in 1998. These improvements were partially offset by the effects of two Southeastern hurricanes in September 1999, and the changes in customer calling patterns associated with our prepaid phone card program. Management believes the short-term effects of these factors will not adversely impact the long-term success and strategy of the Company.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

     REVENUE

     Revenue for the nine months ended September 30, 1999 was $189.8 million, representing an increase of 20.5% as compared to the same period in 1998. The $32.3 million increase in total revenue on a year-to-date basis is attributable to increases in integrated retail voice services revenue of $19.1 million, wholesale long distance services revenue of $5.9 million and data services revenue of $7.3 million. The increase in integrated retail voice services consists of an increase in local services of $20.4 million partially offset by a decrease in retail long distance of $1.4 million from $82.2 million to $80.8 million. This decrease in retail long distance was primarily a result of the effect of price compression, as demonstrated by the fact that retail long distance minutes increased by 8.1% during the same period. Local services revenue growth was driven by the continued success of our bundled product offerings since introducing local services in the fourth quarter of 1997. A large portion of the increase in wholesale long distance revenues from 1998 to 1999 is attributable to dramatically increased sales of prepaid calling card services of $23.5 million on a year-to-date basis. The increase in our data services revenue resulted primarily from sales of private line and competitive access services, a portion of which are on our fiber optic network. As a percentage of revenue, retail services revenue remained constant at approximately 56%. At the same time, wholesale services revenue decreased from 36.0% of revenue to 32.9% of revenue and data services increased from 7.8% to 10.3% of revenue.

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

     Amounts drawn under the GE Capital Facilities bear interest, at our option, at either a floating rate equal to prime or at 30, 60 or 90-day LIBOR rates, as we choose, plus, in each case, a percentage rate that fluctuates, based on the ratio of our total debt to EBITDA, from 0.0% to 1.25% for borrowings at prime and from 1.75% to 3.0% for borrowings at LIBOR. We are also required to pay a fee of 0.375% per year on the unused portion of the GE Capital Facilities.

     BTI's obligations under the GE Capital Facilities are guaranteed by BTITC and are secured by a first-priority lien on all current and future assets of BTI and our other subsidiaries, excluding the fiber optic network and related equipment, and our pledge of the stock of BTI and any intercompany notes.

     Under the GE Capital Facilities, we have agreed, among other things, to achieve minimum EBITDA targets, meet minimum interest coverage ratios and not exceed the limits set for capital expenditures in the credit agreement. We have agreed to, among other things, limits on our ability to incur debt, create liens, pay dividends, make distributions or stock repurchases, engage in transactions with affiliates, sell assets and engage in merger and acquisitions, except as specifically permitted under the credit agreement. The GE Capital Facilities also include a covenant whereby the Company is required to raise additional equity financing of $135 million by March 31, 2000. In addition, these facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended. However, we might not be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms. Our failure to do so may have a material adverse impact on our business and operations.

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

     The Bank of America Facility will bear interest, at our option, at either the 30, 60 or 90-day LIBOR rate or the prime rate plus an applicable margin. This margin varies, based on our financial position and additional equity issuances, from 1.00% to 2.50% for borrowings under the prime rate option and from 2.00% to 3.50% for borrowings under the LIBOR option.

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


     CAPITAL SPENDING

     The Company is presently exploring opportunities to raise additional equity through the public or private market. Given our planned issuance of equity capital, we currently estimate that our aggregate capital expenditures will be between $110 and $120 million for the 15 month period ended December 31, 2000. Presently we have outstanding commitments of less than $5 million related to the Company's fiber optic network. We also expect to make substantial capital expenditures after 2000. Capital expenditures will be primarily for:

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


Dated: November 19, 1999



                                     By:   /S/ BRIAN BRANSON
                               ----------------------------------------
                                           BRIAN BRANSON
                                      CHIEF FINANCIAL OFFICER
                           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS



   EXHIBIT
   NUMBER      DESCRIPTION
------------   -------------------------------------------------------------------------------------
  10.17        Fourth Amendment to the GE Capital Agreement.
  10.18        Loan Agreement, entered into on September 8, 1999 between Business Telecom, Inc.
               and Bank of America, National Association and the other financial institutions party hereto from time to time as lenders and Bank of America, National Association as
               Agent.
  10.19        First Amendment to the Bank of America Credit Facility
  10.20        Fifth Amendment to the GE Capital Agreement
    27         Financial Data Schedule