Form 10-K405
period 1999-12-31
BTI TELECOM CORP
filed 2000-03-30
CIK 1050524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1999 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from      to

                       Commission file number 333-41723

                               ----------------

                               BTI Telecom Corp.
            (Exact name of registrant as specified in our charter)

                               ----------------

            North Carolina                             56-2047220
                                                    (I.R.S. Employer
    (State or other jurisdiction of                Identification No.)
    incorporation or organization)

4300 Six Forks Road Suite 500 Raleigh,                    27609
            North Carolina                             (Zip Code)
    (Address of principal executive
               offices)


                               ----------------

       Registrant's telephone number, including area code: 800-849-9100

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  No stock is held by non-affiliates of the registrant. As of February 29, 2000, the registrant had outstanding 92,397,661 shares of Common Stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  NOTE RELATING TO FORWARD-LOOKING STATEMENTS

  Some of the statements contained in this report that are not historical facts, including some statements made in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are statements of future expectations and other forward-looking statements pursuant to Section 21E of the Securities Exchange Act of 1934. These statements are based on management's current views and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those expressed or implied in those statements, including:

  .  the rate of expansion of our network and/or customer base;

  . inaccuracies in our forecasts of telecommunications traffic or customers;

  .  loss of a customer that provides us with significant revenues;

  .  loss of sales representatives, dealers or agents;

  .  highly competitive market conditions;

  . changes in or developments under laws, regulations, licensing requirements or telecommunications standards;

  .  changes in technology;

  .  changes in the availability of transmission facilities;

  .  changes in retail or wholesale telecommunications rates;

  . loss of the services of key officers, such as Peter T. Loftin, the chairman and chief executive officer, or R. Michael Newkirk, the president and chief operating officer; and

  .  general economic conditions.

                                    PART I

Item 1. Business

Overview

  We are a leading facilities-based integrated communications provider, or ICP, in the southeastern United States. Since we began operations in 1983 as a long distance provider, we have continually leveraged our infrastructure and presence throughout the Southeast to add new services. Most notably, we introduced local services in November 1997, and by December 31, 1999, we had sold 94,000 local access lines. Our successful local service offering has enhanced our ability to cross-sell other services to both new and existing customers. We currently offer a full suite of integrated retail service offerings, including local, long distance, data, Internet access, paging and other enhanced services. In August 1999, we began the process of rolling out high-speed data and Internet access services using digital subscriber line, or DSL, technology. By leveraging our existing 48 co-locations in incumbent local exchange carrier central offices, our two stand-alone digital loop carrier, or DLC, sites and our network of frame relay switches, we have the infrastructure in place to rapidly penetrate the market for DSL services in our target region. As of December 31, 1999, we had sold approximately 300 DSL lines.

  In addition to our retail services, we offer wholesale services, including switched, private line, special access and prepaid calling card services, to other telecommunications carriers and end-user customers.

  As of December 31, 1999, we had approximately 50,000 customers including 30,000 small and medium-sized businesses.

Our Network

  We believe that owning our own network facilities is a key factor for us to continue to grow our customer base and service offerings. Owning our own network allows us to:

  .  offer higher margin services, such as data and private line services;

  . improve our margins by transitioning large portions of our traffic onto our network; and

  . control the quality of service and improve the delivery of services to our customers.

As of December 31, 1999, we had:

  . approximately 2,900 route miles of fiber optic network in operation, equipped with Nortel OC-48 and DWDM, or dense wavelength division multiplexing, technology;

  . a 100-mile local fiber optic network equipped with Nortel optronics, operating in the Raleigh and Research Triangle Park area of North Carolina;

  . nine Lucent 5ESS 2000 local switches in Raleigh, Charlotte, Greensboro and Wilmington, North Carolina; Columbia and Greenville, South Carolina; Atlanta, Georgia; and Orlando and Jacksonville, Florida;

  . five long distance switching centers equipped with Alcatel MegaHub 600E switching systems in Atlanta, Dallas, New York, Orlando and Raleigh;

  . Alcatel network equipment colocated in 48 incumbent local exchange carrier central offices and at two stand-alone sites;

  . fourteen Lucent frame relay switches located in Raleigh (2), Charlotte, Wilmington, Greensboro and Rocky Mount, North Carolina; Orlando, Tampa and Jacksonville, Florida; Atlanta, Georgia; Dallas, Texas; Columbia and Greenville, South Carolina; and New York, New York.

  We lease additional network capacity primarily through our membership in the Associated Communication Companies of America ("ACCA"), a 10-member trade association which we co-founded in 1993. The ACCA negotiates with carriers for bulk transmission capacity for its members. The collective buying power of its members enables the ACCA to negotiate as if it were one of the larger telecommunications service providers in the United States.

  To leverage our regional network infrastructure, we offer wholesale switched and dedicated access telecommunications services. Our wholesale business provides services to other telecommunications carriers including Nextel, GTE, Sprint, BellSouth Mobility, UUNet, PSI Net, CCI (McLeod), Intermedia, ITC DeltaCom and MCI WorldCom. In addition, during 1999 we significantly expanded our offerings of prepaid calling card services to wholesale distributors and service providers.

Business Strategy

  Our objective is to strengthen our market position as a leading integrated communications provider in the southeastern United States. We believe that the southeastern United States has attractive demographics that should provide significant opportunities to increase revenues and gain market share in the region. As part of our expansion strategy, we may make acquisitions and enter into joint ventures or strategic alliances with businesses that are related or complementary to our current operations; however, we have no current understanding, commitment or agreement with respect to any material transactions.

  The principal elements of our business strategy include:

  . Continue to penetrate the local exchange market. We began deploying our own local switches and colocating digital loop carriers in incumbent local exchange carrier central offices in the first quarter of 1998. As of December 31, 1999, we offered local services over our own facilities in nine markets. We intend to continue deploying our own infrastructure in key southeastern markets.

  . Leverage local network infrastructure to exploit the DSL services opportunity. We now have 48 co-locations in incumbent local exchange carrier central offices and two stand-alone DLC sites. With our infrastructure and extensive technical expertise, we are well positioned to rapidly deploy DSL to meet the growing demand for high-speed data services.

  . Accelerate the deployment of frame relay and ATM switches. We are in the process of deploying additional frame relay and asynchronous transfer mode ("ATM") switches to meet the needs of existing and new business customers. These switching technologies provide more efficient and secure transmission of large volumes of data typically sent in bursts from one site to another.

  . Offer an integrated suite of retail services targeted to small and medium-sized business customers. We currently offer our customers a bundled suite of telecommunications services, including local, long distance, data services, Internet access, paging and other enhanced services.

  . Leverage our existing customer base and brand name. We currently have 30,000 small and medium-sized business customers. As a result of our 16-year history of providing high-quality telecommunications services, we are recognized as a premier alternative provider of a full suite of integrated voice and data services. Our large customer base and widely recognized name provide us the opportunity to further penetrate our existing customer base with additional services and attract new customers.

  . Focus on the southeastern United States. We intend to continue to focus on the high-growth southeastern United States in order to leverage our existing market presence, brand name and telecommunications network facilities.

  . Build market share through personalized sales, marketing and customer service. We provide our customers with personalized contact for sales, marketing and customer service that we believe improves customer acquisition and retention.

  . Build a capital-efficient network. Since we began operations in 1983, our strategy has generally been to build and/or acquire additional network capacity as we add customers. We believe that our network expansion will result in higher operating margins as a greater percentage of our traffic is carried over our own network.

  . Leverage our network infrastructure to service the wholesale marketplace. We plan to continue leveraging our network capacity to provide a full complement of services to wholesale customers, which allows us to more efficiently use our network facilities.

  . Expand through strategic acquisitions and alliances. As part of our expansion strategy, we plan to consider strategic acquisitions of, and alliances with, related or complementary businesses.

  Services

  We offer (1) integrated retail voice services, which currently include long distance, local, paging, advanced intelligent network ("AIN") applications, operator and other enhanced services; (2) data services, which include dial-up and dedicated Internet service, DSL high-speed Internet access, private line, frame relay and ATM services; and (3) wholesale voice services, including switched/dedicated access, and prepaid calling card services. For the year ended December 31, 1999, these three services represented 56.2%, 10.6% and 33.2%, respectively, of our total revenues.

  As of December 31, 1999, we provided integrated retail services to approximately 30,000 small and medium-sized business customers located primarily in the southeastern United States as well as to more than 20,000 residential and collegiate customers.

Integrated Retail Voice Services. Our integrated retail voice services include the following:

Local Services           We provide local services in North Carolina, South
                         Carolina, Georgia, Virginia, Florida, Tennessee and five other states, and we have authority to provide local services in 11 other states and the District of Columbia. We offer a full range of local services features, including central exchange (Centrex) services, ISDN services, voice mail, universal messaging services, directory assistance, call forwarding, return call, hunting services, call pick-up, repeat dialing and speed dialing.

Long Distance            We offer both domestic and international switched and
                         dedicated long distance services, including "1+" outbound dialing, inbound toll-free and calling card services.

Paging Services          We offer advanced, facilities-based wireless paging
                         services, including digital and alphanumeric paging, personal identification number services, voice mail, out-dial capability, locator service, fax-on-demand and broadcast faxing.

Advanced Intelligent     We offer AIN functionality and custom services
Network Applications     tailored to the customer needs, including NPA/NXX
                         routing, which routes calls based upon the first six digits of the calling party's telephone number, interactive voice response applications, menu routing, expanded account codes and virtual private networks.

Operator Services        We offer owners of pay telephones and multi-telephone
                         facilities, such as hotels, hospitals and universities, live or automated operators to assist in placing outbound long distance calls and to transmit the calls over our network.

Other Enhanced           We offer conference calling services, including toll-
Services                 free and operator- assisted access, sub-conferencing
                         and transcription services, prepaid calling cards and enhanced calling card services, including features such as voice and fax mail, voice-activated speed dialing, conference calling and network voice messaging. We also provide customized services upon request.

Data Services. Our data services include the following:

Internet We offer both dial-up and dedicated Internet access, Web site design and hosting services, private line services and frame relay services that provide high-performance, cost-efficient interconnection of multiple local area networks or legacy systems.

DSL We offer xDSL technologies utilizing Alcatel and Teltrend DSL products. DSL technology provides "always on" high-speed local connections to the Internet and to private and local area networks. DSL technology can increase the data transfer rates of a standard copper telephone line to up to 50 times faster than a standard dial-up modem, at a lower initial fixed investment than alternative technologies such as fiber, cable modems or satellite communications. We have agreements with Covad and NorthPoint to resell their DSL services in markets where we have not installed our own equipment.

Private Line             Our private line services provide telecommunications
Services                 connectivity between a customer's different locations
                         to transmit voice, video or data in a variety of bandwidths from DS-0 to OC-48.

Frame Relay
                         We offer frame relay services on the Lucent STDX-9000 switching platform. Our frame relay services offer customers an efficient method of data transport up to T-1 speeds. Frame relay allows our customers to more efficiently meet their data transfer needs for such applications as Internet access, local area network interconnection and complex systems network architectures.

ATM We offer ATM services, which are high-bandwidth, low-delay, connection-oriented switching and multiplexing techniques for data transfer. ATM allows for the simultaneous high-speed transfer of voice, data and video in a more efficient manner than traditional methods.


Wholesale Services. Our wholesale voice services include the following:

Switched/Dedicated       We offer 1+ domestic call origination and termination
Services                 services over our network, as well as both inbound
                         and outbound international services. We also provide toll-free number origination services and local access and transport area ("LATA") services.


Prepaid Calling Card     We provide prepaid calling card services, including
Services                 such features as private label branding, recharge
                         capabilities, multilingual instructions and 24-hour customer support.


  As of December 31, 1999, we provided wholesale services to more than 100 telecommunications carriers and other end-user customers, including Intermedia, Cable & Wireless USA, McLeod, Nextel, ITC-DeltaCom, NEXTLINK, Williams Communications, PSINet, UUNet, MCI Worldcom, Sprint, GTE and BellSouth Mobility.

Implementation of Local Telecommunications Services

  We began offering local exchange services in selected markets in the southeastern United States in November 1997. We have installed Lucent 5ESS 2000 local switches in Raleigh, Charlotte, Greensboro and Wilmington, North Carolina; Columbia and Greenville, South Carolina; Atlanta, Georgia; and Orlando and Jacksonville, Florida.

  We are also colocating digital loop carriers in incumbent local exchange carrier ("ILEC") central offices in these markets to facilitate cost-effective service to smaller customers. As these facilities become operational, we will be able to provide a greater percentage of our local service via our own facilities, which should improve margins and the competitiveness of our pricing.

  In connection with offering local exchange services, we entered into the BellSouth Interconnection Agreement to (1) resell BellSouth's local exchange services and (2) interconnect our network with BellSouth's network for the purpose of gaining access to the unbundled network elements necessary to provide local exchange services. The BellSouth Interconnection Agreement contains most favored nation provisions which grant us the right to obtain the benefit of any arrangements entered into during the term of the agreement between BellSouth and any other carrier that materially differ from the rates, terms or conditions of the BellSouth Interconnection Agreement. The initial term of the BellSouth Interconnection Agreement expired in January 1999; however it continued in effect until a new agreement was executed on February 21, 2000.

  Our ability to provide local switched services in our other target markets is dependent upon obtaining favorable interconnection agreements with local exchange carriers. In addition to the BellSouth Interconnection Agreement, we have entered into interconnection agreements with GTE, Sprint, Bell Atlantic and Southwestern Bell, and are currently negotiating interconnection agreements with other local exchange carriers. Changes in the regulatory environment could make negotiating such agreements more difficult and protracted, and there can be no assurance that we will be able to obtain interconnection agreements on acceptable terms.

Rollout of High-speed Data Services

  The rapid growth of the Internet, expansion of electronic commerce and introduction of new business applications have fueled increasing demand from small and medium-sized businesses for access to high-speed data services. We are positioning ourselves to meet this demand in our target markets by deploying frame relay, DSL and ATM technologies to meet the needs of existing and new business customers. As of December 31, 1999, we had installed 14 frame relay switches. These switches allow for a more cost-effective solution for our customers while providing us with a higher operating margin. We have colocated network equipment in 48 incumbent local exchange carrier central offices throughout the southeastern United States, in addition to two stand-alone DLC sites which we own. In August 1999, we began to leverage this network infrastructure as well as our existing relationships with several Internet service providers, including PSINet, UUNet and Interpath, to sell DSL services to existing and new customers.

  Our DSL service is offered under the brand name D.S.LynxTM. We launched D.S.Lynx in October 1999 in conjunction with the NHL Carolina Hurricanes' season opener at the Raleigh Entertainment and Sports Arena. As part of our Hurricanes sponsorship, we provide all local and long distance service to the team and the new Arena. The Arena is the location of one of our two stand-alone DLC sites.

Sales and Marketing

 Integrated Retail Services

  Our retail sales efforts target small and medium-sized businesses in the southeastern United States. We believe that historically, neither the incumbent local exchange carriers nor large long distance carriers have focused their sales and marketing efforts on these customers. Our sales and marketing approach is to build long-term business relationships with our customers, with the intent of becoming the single-source provider of all their communications services. Our sales team is led by executives with experience in managing large numbers of direct sales personnel in the telecommunications industry. Our customer support software and network architecture give our sales personnel, along with our dealers and agents, immediate access to customer data, allowing for a quick and effective response to customer requests and needs.

  We market our integrated retail services primarily through two channels: our direct sales and support force, and our network of independent dealers and agents. We also market local and long distance services through our Association Program and Academic Edge Program.

  We support the direct and independent agent sales efforts with a group of skilled specialists. We currently have specialists supporting:

  .  local service;

  .  frame relay services;

  .  private line services;

  .  Internet services;

  .  paging and personal messaging;

  .  conference calling services; and

  .  operator services.

Across both sales channels, these specialists support sales efforts by:

  .  meeting with customers and prospects;

  .  conducting competitive analysis;

  .  providing preliminary pricing services;

  .  providing continued training for the sales forces; and

  . preparing proposals and providing technical support on complex sales opportunities.

Our specialists are compensated based on the acquisition and the retention of the customers for which they are responsible.

  Direct Sales and Support. Our direct sales and support staff markets our integrated retail communications services directly to end users. As of December 31, 1999, we employed more than 200 direct sales representatives working in 23 sales offices located throughout the southeastern United States.

  Each of our sales offices is staffed with one or two sales managers, depending on the market, with each sales manager supporting a team of direct sales personnel and specialists. Each office generally has at least one field support representative to meet with customers, a sales administrator who tracks sales and order flow for that office and specialists who support sales efforts. Sales managers oversee the day-to-day sales activities of their teams and act as mentors to the sales and support staff assigned to them.

  All new sales representatives receive formal training, in which we expect them to gain a thorough knowledge of our services. We train our sales force with a customer-focused program that promotes increased sales through both customer attraction and customer retention. After formal training, sales representatives participate in a continuing mentoring program. We believe this gives us a competitive advantage in attracting and retaining sales personnel.

  We base our marketing strategy on the belief that our target customers want to have their telecommunications needs met by one company. Moreover, they want to have a single point of contact for all of their product, billing and service requirements. We typically assign to each customer a dedicated field support specialist who is responsible for taking care of the customer's telecommunications needs. Our field support specialists regularly contact and meet with customers to discuss their ongoing telecommunications needs and provide competitive analyses of services. In addition, we provide 24-hour, toll-free access to a centralized customer service center.

  Our sales force compensation strategy provides significant incentives for customer retention. We compensate all sales personnel with both a salary and a new and residual commission structure based on each customer's continued use of our services. We believe that our compensation structure motivates each salesperson to remain actively involved with customers and participate in the customer support process. We believe this approach provides us with competitive advantages that increase customer retention and cross-selling opportunities and reduce the costs of customer service and support.

  Sales personnel identify potential business customers by several methods, including customer referral, market research, telemarketing and other networking alliances, such as endorsement agreements with trade associations and local chambers of commerce. Our sales personnel work closely with our specialists to address customers' network and service delivery needs and to design new services for customers.

  We have sales offices located in the cities listed below:

Charlotte, NC        Wilmington, NC       Atlanta, GA          Northern VA
Chapel Hill, NC      Winston-Salem,       Ft. Lauderdale,      Richmond, VA
Fayetteville,        NC                   FL                   Roanoke, VA
NC                   Charleston, SC       Jacksonville,        Knoxville, TN
Greensboro, NC       Columbia, SC         FL                   Nashville, TN
Greenville, NC       Greenville, SC       Orlando, FL
Raleigh, NC          Alpharetta, GA       Tampa, FL
                                          Norfolk, VA

  We enhance our direct and dealer sales with our Association Program. We typically pay a share of the revenue generated under the program to participating organizations and provide a discount to our members in return for being endorsed as a preferred vendor. As of December 31, 1999, more than 200 organizations were participating in our Association Program.

  In order to capitalize on the excess capacity of our network, we market local and long distance services through our Academic Edge Program for colleges and universities. By using off-peak network capacity and existing infrastructure, this program produces incremental revenue without materially increasing fixed network costs. We pay a share of the revenue generated under the program to participating colleges and universities in return for being selected as an official campus telecommunications service provider. As of December 31, 1999, there were more than 35 colleges and universities participating in the Academic Edge Program.

  In 1998 and 1999, sales through our direct sales force accounted for approximately 70.3% and 74.1%, respectively, of our integrated retail services revenue.

  Independent Dealer and Agent Sales. In 1992 we established a network of independent dealers and agents to market our services. As with our direct sales force, our dealers and agents have access to our specialists. We believe this enables our dealers and agents to be more effective in their sales efforts. As compensation for their services, our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention. We have dealer managers who recruit and support dealers and agents. We also support our dealers and agents through an order management team located in Raleigh, North Carolina. In 1998 and 1999, sales through our authorized independent dealers and agents accounted for approximately 29.7% and 25.9%, respectively, of our integrated retail services revenue.

 Wholesale Services

  We established a wholesale service sales force in November 1995. This group markets our wholesale services to telecommunications carriers, large corporations, government entities, prepaid calling card distributors and other end user customers. We believe that we can compete effectively in this market based on a combination of price, reliability, advanced technology, route diversity, ease of ordering and customer service. We market wholesale services primarily through 18 direct sales personnel and seven support specialists located in our corporate headquarters. In general, these sales professionals locate potential customers for our wholesale services through customer referrals, trade shows and industry alliances. When contacting a potential customer, our sales professionals work with network engineers to gain a better understanding of the customer's operations and telecommunications transmission needs to develop innovative application-specific solutions to each customer's requirements.

 Marketing and Advertising

  We launch aggressive marketing and advertising programs in conjunction with initiating retail services in specific markets. These campaigns typically include print ads, mailings, trade shows and focused television and radio advertisements. We have also negotiated multiyear cooperative advertising agreements with key vendors. We also sponsor or are otherwise actively involved in a number of community and charitable events, including the BTI Center for the Performing Arts in Raleigh, North Carolina. We currently provide local and long distance services to the Carolina Hurricanes and Tampa Bay Lightning, two National Hockey League teams, and the arenas where the teams play, in return for certain advertising rights. We also market our wholesale services through trade journals, event sponsorships, trade shows and direct mail campaigns.

Network Facilities

  We operate an advanced telecommunications network including five digital switches interconnected by owned and leased transmission capacity. In addition, we have installed Lucent 5ESS local switches in Raleigh,

Charlotte, Greensboro and Wilmington, North Carolina; Columbia and Greenville, South Carolina; Atlanta, Georgia; and Orlando and Jacksonville, Florida. As of December 31, 1999, we had also deployed 48 digital loop carriers in ILEC central offices to facilitate providing cost-effective local service to smaller business customers, as well as two stand-alone digital loop carriers. Furthermore, we have installed 14 Lucent 9000 switches to enhance our network's frame relay operations. We currently have Alcatel MegaHub 600E switching systems in Raleigh, Atlanta, Dallas, New York and Orlando. We own and operate a gateway pair of Alcatel Signaling Transfer Points ("STPs") in Atlanta and Raleigh to provide SS7 common channel signaling throughout our network. The SS7 signaling system reduces connect time delays and provides additional technical capabilities and efficiencies for call routing. Our network has also been designed to use AIN applications technology to allow us greater flexibility in data management and feature development. Our investment in digital switching, SS7 signaling and AIN applications technology has significantly increased network capacity, which has lowered the cost of providing services and enabled us to sell excess capacity to other telecommunications carriers.

  In October 1997, we entered into an agreement with Qwest to lease on an indefeasible right of use ("IRU") basis approximately 3,375 route miles of fiber optic network to serve markets from New York to Miami and Atlanta to Nashville. We have selected Nortel to provide optronics and dense wavelength division multiplexing ("DWDM") equipment for this network. We believe that this network, which is expected to be completed during the second quarter of 2000, will enable us to carry a significant portion of our intraregional telecommunications traffic over our own facilities, thereby reducing our cost of services by decreasing payments to other carriers for use of their transport facilities. We lease fiber optic network capacity from major facilities-based carriers (including AT&T and MCI WorldCom) either on our own or through our membership in the ACCA.

  The extent and manner of expansion of our fiber optic network in the future will be based on various factors, including:

    (1) the number of our customers and volume of their telecommunications traffic in a market;

    (2) the anticipated operating cost savings associated with the transmission of the telecommunications traffic in a given area using Company-owned facilities in lieu of capacity purchased from other operators; and

    (3) the expenditures required to acquire (by construction, purchase or long-term lease) the required network facilities.

  We also operate a fiber optic network extending approximately 100 route miles in North Carolina, linking Raleigh, Durham and the Research Triangle Park area, to provide services in the Raleigh market. This network was built in a ring configuration in order to ensure redundancy, deploying throughout a self-healing SONET architecture, high-quality fiber and advanced transmission electronics.

Competition

  The telecommunications industry is highly competitive. We believe that we compete primarily on the basis of customer service, price, reliability and availability of service offerings. Our ability to compete effectively will depend on our ability to maintain high quality services at prices generally equal to or below those charged by our competitors.

 Overall Market

  A continuing trend toward business combinations and alliances in the telecommunications industry might create significant new competitors for us. Many of these combined entities will have resources far greater than ours. These combined entities may provide a bundled package of communications products, including local, long distance and data services that compete directly with the products we offer. These entities may also offer services sooner and at more competitive rates than we do.

  We also face competition from fixed wireless services, wireless devices that do not require site or network licensing, cellular, personal communications services, cable, satellite, other commercial mobile radio service providers and Internet telephony.

  In February 1998, Federal Communications Commission rules that make it substantially easier for many non-U.S. communications companies to enter the U.S. market went into effect. This might further increase the number of competitors.

 Long Distance Services Market

  One of the key competitive aspects of the long distance industry is customer retention. Our revenue has been, and is expected to continue to be, affected by our ability to retain our customers.

  AT&T, MCI WorldCom, Sprint and other carriers have implemented price plans aimed at residential customers with significantly simplified rate structures. This may lower long distance prices. Long distance carriers have made similar offerings available to the small and medium-sized businesses we primarily serve, creating additional pricing competition and creating pressure on gross margins. If we are unable to reduce costs in a timely manner, our margins may be significantly reduced.

  We anticipate that a number of regional Bell operating companies will seek authority to provide in-region long distance services in 2000 and beyond. The regional Bell operating companies already have extensive fiber optic cable, switching and other network facilities in their respective regions that can be used for their long distance services. Once regional Bell operating companies are allowed to offer widespread in-region long distance services, they will be in a position to offer single-source local and long distance service. The FCC recently approved Bell Atlantic's provision of in-region long distance services in New York. Southwestern Bell has an application pending with the FCC to provide these services in Texas.

  We expect continued long distance price declines because some carriers are expanding their capacity. Broadwing, Qwest, Level 3 and Williams Communications, for example, are constructing nationwide fiber optic systems with routes through portions of the southeastern United States. BellSouth is likely to receive authority to use our excess capacity to market in-region long distance, and technological advances continue to expand the capacity of networks. If industry capacity expansion exceeds demand along any of its routes, we might suffer severe additional pricing pressure.

 Local Services Market

  In the local communications market, our primary competitor is the incumbent local exchange carrier serving each geographic area, including BellSouth in most of our markets. Most incumbent local exchange carriers offer substantially the same services as we currently offer, excluding long distance. Incumbent local exchange carriers benefit from:

  .  long-standing relationships with our target customers,

  .  greater financial and technical resources,

  . the ability to subsidize local services from revenues in unrelated businesses, and

  . recent regulations that relax price restrictions and decrease regulatory oversight of incumbent local exchange carriers.

  If the incumbent local exchange carriers are allowed additional flexibility by regulators to offer discounts to large customers, engage in aggressive discount pricing practices or charge competitors excessive fees for interconnection to their networks, the revenue of their competitors, including us, could be materially adversely affected.

  We also face competition from new entrants into the local services business, who may also be better established and have greater financial resources. For example, AT&T, MCI WorldCom and Sprint have each begun to offer local communications services in major U.S. markets. Other entities that currently or may offer local switched services include companies that have previously operated as competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators, out-of-region regional Bell operating companies and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with incumbent local carriers, including regional Bell operating companies, could offer single-source local and long distance services similar to those offered by us.

  Competition in local services has also increased as a result of changing government regulations. Certain rates we charge our customers must be filed with the FCC and/or state regulators, which provide transparency to customers and competitors. The Telecommunications Act of 1996 has increased competition in the local telecommunications business. The Telecommunications Act:

  . requires incumbent local exchange carriers and competitive local exchange carriers to interconnect their networks with those of requesting telecommunications carriers and requires incumbent local exchange carriers to permit such interconnection at any technologically feasible point and allow requesting carriers to collocate equipment on their premises;

  . requires all local exchange service providers to compensate each other for calls that originate on the network of one carrier and go to the network of the other;

  . requires all local exchange providers to offer their services for resale without unreasonable conditions;

  . requires incumbent local exchange carriers to offer to requesting telecommunications carriers certain network elements on an unbundled basis;

  . requires incumbent local exchange carriers to offer to requesting telecommunications carriers the services they provide to end users to those other carriers at wholesale rates;

  . requires all local exchange providers to permit competing carriers access to poles, ducts, conduits and rights of way at regulated prices; and

  . requires all local exchange providers to provide dialing parity and telephone number portability.

  Competition may also increase as a result of a recent World Trade Organization agreement on telecommunications services. As a result of the agreement, the FCC has made it easier for foreign companies to enter the U.S. telecommunications market.

 Data Services Market

  The market for data communications and Internet access services is extremely competitive and characterized by price declines and rapid technological innovation. There are no substantial barriers to entry, and we expect that competition will intensify in the future. We expect significant competition from a large variety of companies, including long-distance service providers, cable modem service providers, Internet service providers, online service providers, wireless and satellite data service providers, and companies focusing on DSL services. These companies might offer competing products with prices or other characteristics that are more attractive than our own.

Regulation

  The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the industry operates. At this time, we cannot predict the outcome of these proceedings, nor their impact upon the telecommunications industry or us. This section also sets forth a brief description of regulatory and tariff issues pertaining to our operations.

 Overview

  We are subject to federal, state and local regulation. The FCC exercises jurisdiction over all interstate and international telecommunications services. While carriers can provide domestic services without prior authorization, the FCC requires prior authorization to construct and operate international facilities or to provide resale of international services. State regulatory commissions retain some jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. Local governments may require us to obtain licenses, permits or franchises regulating the use of public rights-of-way necessary to install and operate our networks.

 Federal Regulation

  The Telecommunications Act became effective February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, the state and local governments retain most of their regulatory authority. The Telecommunications Act imposes a variety of new duties on incumbent local exchange carriers in order to promote competition in local exchange and access services. Some duties are also imposed on non-incumbent local exchange carriers, such as our company. The duties created by the Telecommunications Act include reciprocal compensation, resale, interconnection, unbundled network elements, number portability, dialing parity and access to rights-of-way.

  Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. Certain FCC rules regarding pricing and the unbundling of network elements that must be made available are subject to further review by the United States Court of Appeals for the Eighth Circuit and the FCC. However, carriers still may negotiate agreements, and if the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission.

  The Telecommunications Act also eliminates previous prohibitions on the provision of long distance services by the regional Bell operating companies and the GTE operating companies. The regional Bell operating companies are now permitted to provide long distance service outside those states in which they provide local exchange service upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act, the regional Bell operating companies will be allowed to provide long distance service within the regions in which they also provide local exchange service upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements. BellSouth has sought such authority in Louisiana and South Carolina. Both requests were denied by the FCC and the denials were upheld by the United States Court of Appeals for the D.C. Circuit. Recently, the FCC authorized Bell Atlantic to provide in-region long distance services in New York and Southwestern Bell has applied for such authority in Texas. The GTE operating companies are permitted to enter the long distance market without regard to limitations by region, although regulatory approvals otherwise applicable to the provision of long distance service will need to be obtained. The GTE operating companies are also subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on incumbent local exchange carriers.

  The Telecommunications Act imposes certain restrictions on the regional Bell operating companies in connection with the entry into long distance services by the regional Bell operating companies. Among other things, the regional Bell operating companies must provide long distance service within the regions in which they also provide local exchange service only through separate subsidiaries with separate books and records, financing, management and employees, and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The regional Bell operating companies are also prohibited from jointly marketing local and long distance services, equipment and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the regional Bell operating companies must obtain authority to provide long distance service within the regions in which they also provide local exchange service before jointly marketing local and long distance services in a particular state. US West and Ameritech Corporation announced marketing arrangements with Qwest whereby they would market Qwest long distance services in their respective regions. The FCC found these arrangements to be unlawful. The FCC decision was upheld on appeal.

  Prior to the passage of the Telecommunications Act, the FCC had already established different levels of regulations for dominant and non-dominant carriers. For domestic common carrier telecommunications regulation, incumbent local exchange carriers, including the regional Bell operating companies, are considered dominant carriers for the provision of interstate access and interexchange services, while other interstate service providers, such as us, are considered non-dominant carriers. The FCC determined that the regional Bell operating companies offering interstate long distance services outside those states in which they provide local exchange service will be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the regional Bell operating company that complies with certain structural separation requirements. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than non-dominant carriers.

  Services of non-dominant carriers are subject to relatively limited regulation by the FCC. Non-dominant carriers are required to file tariffs listing the rates, terms and conditions of interstate access and international services provided by the carrier. Periodic reports concerning the carrier's interstate circuits and deployment of network facilities also are required to be filed. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. We must offer our interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. We have obtained FCC authority to provide international services. Pursuant to these FCC requirements, we have filed and maintain with the FCC a tariff for our interstate and international services.

  On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers, such as we, maintain tariffs on file with the FCC for domestic interstate long distance services. Following a nine-month transition period, relationships between carriers and their customers were to be set by contract. However, on February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC's order pending judicial review of the appeals. If the appeals are unsuccessful and the FCC's order becomes effective, we believe that the elimination of the FCC's tariff requirement will permit us to respond more rapidly to changes in the marketplace. In the absence of tariffs, however, we will be required to obtain agreements with our customers regarding many of the terms of our existing tariffs, and uncertainties regarding such new contractual terms could increase the risk of claims against us from our customers.

  On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. The order requires all telecommunications carriers providing interstate telecommunications services, including us, to contribute to universal service support. These contributions are assessed based on certain interstate and international end user telecommunications revenues. The revenues for the high cost and low-income fund are estimated quarterly based on certain interstate and gross end user telecommunications revenues. The revenues for the schools and libraries and rural health-care fund are our estimated quarterly on interstate and international gross end user telecommunications revenues. We may pass these costs on to our subscribers.

  The FCC also imposes prior approval requirements on transfers of control and assignments of operating licenses. The FCC has the authority to generally condition, modify, cancel, terminate or revoke operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to our compliance with applicable laws and regulations.

  The FCC, through decisions announced in September 1992 and August 1993, as modified by subsequent FCC and court decisions, has ordered the regional Bell operating companies and all but one of the other local exchange carriers having in excess of $100 million in gross annual revenue for regulated services to provide expanded interconnection to local exchange carrier central offices to any competitive access provider, long distance carrier or end user seeking such interconnection for the provision of interstate access services. As a result of these decisions and the Telecommunications Act, once we enter into interconnection agreements with local exchange carriers, we are able to reach most business customers in our metropolitan service areas and can expand our potential customer base. The Telecommunications Act now requires most incumbent local exchange carriers to offer physical collocation, enabling the interconnector to place our equipment in the central office space of these incumbent local exchange carriers.

  On August 8, 1996, the FCC adopted rules to implement the interconnection, resale and number portability provisions of the Telecommunications Act. Certain provisions of these rules were appealed. The Eighth Circuit Court vacated certain provisions, including the pricing rules and rules that would have permitted new entrants to "pick and choose" among various provisions of existing interconnection agreements between the incumbent local exchange carriers and other carriers. The Supreme Court reversed most aspects of the Eighth Circuit's decision and, among other things, decided the FCC has general authority under the Telecommunications Act to promulgate rules governing local interconnection pricing. The Supreme Court reinstated the FCC's "pick and choose" rules. The Supreme Court remanded to the FCC for further consideration our identification of the network elements that must be unbundled. On remand the FCC largely retained its list of unbundled elements, but it eliminated the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the top 50 metropolitan statistical areas, and the requirement to provide unbundled operator services and directory assistance. The overall impact of the Eighth Circuit Court and Supreme Court decisions on us cannot yet be determined and there can be no assurance that it will not have a material adverse effect on us. In addition, other FCC rules relating to local service competition are still being challenged, and there can be no assurance that decisions with respect to such rules will not be adverse to companies seeking to enter the local service market.

  The FCC has granted local exchange carriers additional flexibility in pricing their interstate special and switched access services on a central office specific basis. Although there can be no assurance, we anticipate that the FCC will grant incumbent local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. In a series of decisions, the FCC pricing rules that restructured local exchange carrier switched transport rates in order to facilitate competition for switched access. In addition, the FCC adopted rules that required incumbent local exchange carriers to substantially decrease the prices they charge for switched and special access, and changed how access charges are calculated. These changes were intended to reduce access charges paid by long distance carriers to local exchange companies and shift certain usage-based charges to flat-rate, monthly per line charges. On August 5, 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility. The order provides certain immediate regulatory relief of price cap local exchange carriers and sets forth a framework of "triggers" to provide those companies with greater flexibility to set rates for interstate access services. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLECs, such as us.

  On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provision of the 1996 Telecommunications Act. In that report, the FCC stated that the provision of transmission capacity to Internet service providers constitutes the provision of telecommunications and is, therefore, subject to common carrier regulation. The FCC indicated it would re-examine its policy of not requiring an Internet service provider to contribute to the universal service mechanisms when the Internet service provider provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. Any such contribution would be related to the Internet service provider's provision of the underlying telecommunications services. The FCC noted it did not have an adequate record to make a decision at that time on whether certain forms of phone-to-phone Internet protocol telephony are telecommunications services rather than information services. It noted that on the record before it, the services appeared to have the same functionality as non-Internet protocol telephony and lacked the characteristics that would render the services information services.

  The FCC also has been considering whether local carriers are obligated to pay compensation to each other for the transport and termination of calls to Internet service providers when a local call is placed from an end user of one carrier to an Internet service provider served by the competing local exchange carrier. Recently, the FCC determined that it had no rule addressing inter-carrier compensation for these calls. In the absence of a federal rule, the FCC determined that it would not be unreasonable for a state commission, in some circumstances, to require payment of compensation for these calls. The FCC also released for comment alternative federal rules to govern compensation for these calls in the future. If state commissions, the FCC or the courts determine that inter-carrier compensation does not apply, we may be unable to recover our costs or will be compensated at a significantly lower rate.

  In March 1999, the FCC issued an order requiring incumbent local exchange carriers to provide unbundled loops and co-location on more favorable terms than had previously been available. The order permits co-location of equipment that could be used to more efficiently provide advanced data services such as high-speed DSL service, and requires less expensive "cageless" co-location. In the March order, the FCC deferred action on its previous proposal to permit incumbent local exchange carriers to offer advanced data services through separate affiliates, free from some of the obligations of the Telecommunications Act. Permitting incumbent local exchange carriers to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. These areas of regulation are subject to change through additional proceedings at the FCC or judicial challenge.

  State Regulation. We are subject to various state laws and regulations. Most public utilities commissions subject providers such as us to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We also are required to update or amend our tariffs when we adjust our rates or add new products, and we are subject to various reporting and record-keeping requirements.

  Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to our compliance with applicable laws or regulations. States also often require prior approval or ratification for transfers of certain assets, customers and ownership of common carriers and for issuance of certain debt and equity.

  We have obtained authority to provide intrastate long distance service in all states outside of our target markets because we believe this capability enhances our ability to attract business customers that have offices outside of our target markets. We may also apply for authority to provide local exchange services in other states in the future. We hold certificates to offer local services in North Carolina, Alabama, Arkansas, California, Delaware, the District of Columbia, Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, New York, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. While we expect and intend to obtain necessary operating authority in each jurisdiction where we intend to operate, there can be no assurance that each jurisdiction will grant our request for authority.

  Although the Telecommunications Act preempts the ability of states to forbid local service competition, some states have not yet completed all regulatory actions to comply with the Telecommunications Act. Furthermore, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements.

  We believe that, as the degree of intrastate competition increases, states will offer incumbent local exchange carriers increasing pricing flexibility. This flexibility may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, thereby allowing incumbent local exchange carriers to offer competitive services at prices below the cost of providing the service. We cannot predict the extent to which this may occur or its impact on our business.

  Local Government Authorizations. We are required to obtain street use and construction permits and licenses and/or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees typically based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, incumbent local exchange carriers do not pay such franchise fees or pay fees that are substantially less than those required to be paid by us. To the extent that competitors do not pay the same level of fees as us, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that we remove our facilities or abandon our network in place could have a material adverse effect on us.

Employees

  As of December 31, 1999, we employed approximately 980 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees is currently represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties

  We lease offices and space in a number of locations, primarily for sales offices and network equipment installations. We lease approximately 100,000 square feet of office space for our corporate headquarters in Raleigh, North Carolina, under a lease expiring in April 2005. We lease space for sales offices in North Carolina, Florida, Georgia, South Carolina, Tennessee, and Virginia. The leases for these offices expire between March 2000 and April 2005. In addition, we lease rights-of-way, office space and land for our network equipment. The leases for the office space and land expire between February 2003 and October 2009, and the leases for the rights-of-way are either perpetual or are renewable through 2023. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

  On September 14, 1998, Gulf Communications, L.L.C. filed suit against us alleging breach of a telecommunications services agreement for the termination of long distance traffic. Gulf contends that the agreement requires us to terminate a specified number of minutes per month and that we did not fulfill our alleged commitment. Gulf also alleges fraud in the inducement of the agreement and seeks actual monetary damages ranging from $4.0 million to $12.0 million. We intend to vigorously defend ourselves against Gulf's claims. Discovery is ongoing. Defending this lawsuit may be expensive and time-consuming and, regardless of whether the outcome is favorable to us, could divert substantial financial, management and other resources from our business. An adverse outcome could subject us to significant liability.

  Except as described above, we are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  By written consent dated December 10, 1999, the sole shareholder of our common stock voted (1) to amend and restate our articles of incorporation to provide for the establishment of a new class of stock designated "Series A Preferred Stock," consisting of 200,000 shares and (2) to restate our bylaws. The amendments to the articles of incorporation and the bylaws were required as part of the investment by Welsh, Carson, Anderson & Stowe VIII., L.P. and two affiliated funds (together, "WCAS") in our Series A preferred stock. The WCAS investment is discussed in Part II, Item 5 of this Form 10-K. The Series A preferred stock was issued on December 28, 1999. No vote of holders of the Series A preferred stock was taken in the fourth quarter of 1999.

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

  On December 28, 1999, Welsh, Carson, Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of our Series A preferred stock and warrants to purchase 4,500,000 shares of our common stock for a purchase price of $200.0 million. We issued the shares of Series A preferred stock and the warrants in reliance on the exemption from registration under Section 4(2) of the Securities Act.

  Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of our common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at our election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts owing under our 10 1/2% Senior Notes due 2007 are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of a change in control of BTI Telecom, Inc. or December 28, 2002. The warrants are cancelable in the event we undertake a public offering of our common stock and our stock achieves certain price levels.

  There is no established public trading market for either our common stock or our Series A Preferred Stock.

  As of February 29, 2000, an aggregate of 92,397,661 shares of common stock was outstanding, all of which was held by one shareholder. At February 29, 2000, WCAS held all of the 200,000 outstanding shares of our Series A preferred stock. The Series A preferred stock is convertible into shares of our common stock at any time at the election of WCAS. The conversion rate is
116.959 shares of common stock for every share of Series A preferred stock, subject to adjustment for certain dilutive issuances of our common stock. Had WCAS elected to convert the Series A preferred stock into common stock, an aggregate of 115,789,461 shares of our common stock would have been outstanding at February 29, 2000, and WCAS would be the holder of 23,391,800 of those shares.

  Since our conversion from an S corporation to a C corporation in September 1997, we have only paid cash dividends on our common stock to fund shareholder tax liabilities arising from periods when we were an S corporation. During these periods, the shareholders incurred tax liabilities on our behalf due to income we reported on their individual income tax returns. Restrictions imposed by our 10 1/2% Senior Notes and our credit facilities do not allow us to pay dividends except for those to fund the aforementioned tax liabilities. We anticipate that, for the foreseeable future, any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends on our common stock.

Item 6. Selected Financial and Operating Data

  The following selected historical financial and operating data for the five years ended December 31, 1999 were derived from our audited financial statements. The selected data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and notes thereto, and other financial and operating data contained elsewhere herein.

                                      Year Ended December 31,
                          ---------------------------------------------------
                            1995      1996      1997       1998       1999
                          --------  --------  ---------  ---------  ---------
Statement of Operations
 Data (in thousands,
 except per share data):
Revenues................  $114,493  $148,777  $ 194,949  $ 212,554  $ 260,049
Operating expenses:
Cost of services........    68,199    90,820    139,030    150,901    173,153
Selling, general and
 administrative
 expenses...............    44,732    53,791     60,131     80,011    105,545
                          --------  --------  ---------  ---------  ---------
Total operating
 expenses...............   112,931   144,611    199,161    230,912    278,698
                          --------  --------  ---------  ---------  ---------
Income (loss) from
 operations.............     1,562     4,166     (4,212)   (18,358)   (18,649)
Interest expense........    (1,297)   (1,695)    (8,806)   (25,430)   (28,531)
Other income principally
 interest ..............        44         4      2,379      5,555      2,454
Gain on sale of
 marketable securities..        62       131        --         --         --
                          --------  --------  ---------  ---------  ---------
Income (loss) before
 income taxes...........       371     2,606    (10,639)   (38,233)   (44,726)
Income taxes............       --        --         --         --         --
                          --------  --------  ---------  ---------  ---------
Net income (loss).......       371     2,606  $ (10,639) $ (38,233) $ (44,726)
                          ========  ========  =========  =========  =========
Proforma income taxes
 (a)....................       156     1,094        --         --         --
                          ========  ========  =========  =========  =========
Proforma net income
 (loss) (a).............  $    215  $  1,512  $     --   $     --   $     --
                          ========  ========  =========  =========  =========
Cash dividends declared
 per common share (b)...  $   0.01  $   0.01  $    0.01  $    0.01  $     --
                          ========  ========  =========  =========  =========
Other Data (in
 thousands, except ratio
 data):
Capital expenditures,
 including line access
 fees...................  $ 10,718  $  8,401  $  23,479  $  69,434  $  85,050
Depreciation and
 amortization...........     3,073     4,471      6,613     11,457     19,412
Net cash provided by
 (used in) operating
 activities.............     9,446       283      8,211     (6,418)   (18,462)
Net cash used in
 investing activities...   (10,721)   (8,681)  (133,248)   (49,466)   (61,267)
Net cash provided by
 financing activities...     1,581     8,589    191,542      1,649    153,111
EBITDA(c)...............     4,635     8,637      3,138     (6,854)     1,071
Ratio of earnings to
 fixed charges (d)......       1.2x      1.8x       --         --         --
Balance Sheet Data (at
 period end and in
 thousands):
Working capital
 (deficit)..............  $ (5,182) $ (3,189) $  76,842  $   4,599  $  73,703
Property and equipment,
 net....................    16,792    21,498     44,577    101,960    166,574
Total assets............    35,969    48,682    223,550    209,171    334,834
Debt and capital lease
 obligations............    13,553    21,088    251,794    254,882    279,000
Shareholder's equity
 (deficit)..............     1,897     2,374    (69,574)  (109,842)  (219,342)

--------
(a) Historical financial information for the two years in the period ended December 31, 1996, does not include a provision for income taxes because, prior to the Reorganization (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), we were an S corporation not subject to income taxes. Net income has been adjusted on a pro forma basis to reflect the tax that would have been paid by BTI if it had been subject to income tax for the full period.
(b) The dividends were paid in part to provide funds for tax obligations owed by BTI's shareholders as a result of BTI's S-corporation status prior to the Reorganization.
(c) EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization, other income and expense and non-cash compensation expense recorded in accordance with APB No. 25. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.
(d) The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt issuance costs, and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest (estimated to be 15% of such expense). For the years ended December 31, 1997, 1998 and 1999, earnings were insufficient to cover fixed charges by $10.6 million, $38.2 million and $44.7 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following analysis should be read in conjunction with the financial statements and notes thereto and the other financial data appearing elsewhere herein. We have included EBITDA data in the following analysis because it is a measure commonly used in the telecommunications industry. EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization, other income and expense and non-cash compensation expense recorded in accordance with Accounting Principles Board Opinion No. 25. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

Overview

  BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc., is a leading facilities-based integrated communications provider, or ICP, in the southeastern United States. We currently offer (1) integrated retail voice services, including local, long distance, paging AIN applications, operator and other enhanced services; (2) data services, which include dial-up and dedicated Internet Service, DSL high-speed Internet access, private line, frame relay and ATM services; and (3) wholesale voice services including switched/dedicated access and prepaid calling card services. As of December 31, 1999, we had 23 sales offices in the southeastern United States.

  We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh. To facilitate early market entry, we began offering local exchange services in November 1997 in selected markets in the southeastern United States by reselling the services of the incumbent local exchange carriers. In the first quarter of 1998, we began installing equipment and infrastructure to support facilities-based local services in key markets. As of December 31, 1999, we had installed nine Lucent 5ESS 2000 local switches, digital loop carriers and associated infrastructure in Raleigh, Charlotte, Greensboro and Wilmington, North Carolina; Columbia and Greenville, South Carolina; Atlanta, Georgia; and Orlando and Jacksonville, Florida.

  As of December 31, 1999, we had colocated network equipment in 48 incumbent local exchange carrier central offices and we had two digital loop carriers in stand-alone locations in order to provide more cost-effective local services to our customers. These colocations are also facilitating development of our DSL services offerings. We began offering DSL high-speed Internet services during August 1999. As of December 31, 1999, we had also installed 14 frame relay switches within our network.

  In October 1997, we purchased, pursuant to an indefeasible right of use, approximately 3,375 route miles of dark fiber from New York to Miami and Atlanta to Nashville on a fiber optic network being constructed by

Qwest. As of December 31, 1999, approximately 2,900 miles of this network was operational, and we expect the remainder to come into service in phases through the second quarter 2000. Upon completion of this network, we will have 22 points-of-presence deployed with Nortel OC-48 and DWDM technology.

  As of December 31, 1999, we also had 100 route miles of fiber in North Carolina's Raleigh-Durham-Research Triangle Park area.

  Company Reorganization and Important Financing Activities. In September 1997, we undertook a series of transactions (the "1997 Transactions") to provide ourselves with greater liquidity and financial flexibility and to enhance our ability to execute our business strategy, including rapidly penetrating the local exchange market and expanding our network. The 1997 Transactions included the following:

    (1) we issued $250.0 million aggregate principal amount of 10 1/2% Senior Notes due 2007 (the "10 1/2% Senior Notes");

    (2) we repaid all $26.6 million of indebtedness outstanding under our then-existing credit facility with General Electric Capital Corporation ("GE Capital"), including accrued interest thereon (the "BTI Refinancing"), and entered into a five-year, $60.0 million senior secured credit facility with GE Capital, which was amended and restated effective June 30, 1998, to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "GE Capital Facilities");

    (3) we repurchased the 50% interest in our shares held by A.B. Andrews (the "Retiring Shareholder") for approximately $28.3 million (the "Share Repurchase");

    (4) we merged with and into a wholly owned subsidiary of BTI Telecom Corp. and converted from an S corporation to a C corporation (the "Reorganization");

    (5) we acquired all of the fiber optic network and facilities assets of FiberSouth, Inc. ("FiberSouth"), for approximately $31.0 million, and repaid approximately $5.3 million of FiberSouth indebtedness, together with accrued interest thereon (the "FiberSouth Acquisition").

  Other Financing Activities. During 1999, we undertook these financing transactions:

    (1) We obtained a $60.0 million credit facility from Bank of America (the "Bank of America Facility") on September 8, 1999. Availability under the Bank of America Facility is based on the amount of fiber optic network purchased from Qwest Communications and purchases of related equipment from Nortel Networks, Inc.; and

    (2) We received a $200.0 million investment on December 28, 1999, from WCAS in exchange for 200,000 shares of Series A preferred stock and warrants to purchase 4,500,000 shares of common stock ("WCAS Preferred Investment").

    (3) Utilizing $65.0 million of the proceeds from the WCAS Preferred Investment, we repurchased 7.6 million shares of our outstanding common stock.

  Revenue. We generate the majority of our revenues from the sale of: (1) integrated retail voice services, primarily to small and medium-sized businesses; (2) data services; and (3) wholesale voice services, largely to other telecommunications carriers. For the years ended December 31, 1997, 1998 and 1999, revenues from integrated services represented approximately 55.3%, 57.2% and 56.2%, respectively, of our total revenue. During the past several years, market prices for certain telecommunications services have been declining, which is a trend that we believe will likely continue. This price compression will have a negative effect on our revenue and gross margin, which might not be offset completely by savings from decreases in our cost of services.

  Our portfolio of integrated retail voice services includes long distance, local, paging, AIN applications, operator and other enhanced services. In order to capitalize on the excess capacity of our network in off-peak hours, we market long distance services to the residential market through our Alliance Program for trade associations and professional organizations and our Academic Edge Program for colleges and universities.

  We began offering local exchange services, primarily on a resale basis, as part of our array of integrated telecommunications services in selected markets in the southeastern United States in November 1997. We have installed Lucent 5ESS local switches in Raleigh, Charlotte, Greensboro and Wilmington, North Carolina; Columbia and Greenville, South Carolina; Atlanta, Georgia; and Orlando and Jacksonville, Florida. We resell ILEC services in our other target markets and intend to install network infrastructure to support local services as market conditions warrant. The introduction of local services contributes to lower gross margins, as these services may be initially offered on a resale basis. We expect these margins to continue to improve as we provide more of these services using our own local switching facilities. As of December 31, 1999, we were providing local services in 11 states and had authority to provide local services in 12 additional states and the District of Columbia. Through December 31, 1999, we had sold more than 94,000 local access lines. As of December 31, 1999, more than 85% of our local customers had purchased long distance.

  Our portfolio of data services includes dial-up and dedicated Internet access, Web site design and hosting services, DSL high-speed Internet access services, ATM data transport services, and private line services ranging from DS-0 capacity to OC-48 capacity. As of December 31, 1999, we had sold approximately 300 DSL lines. As customer demand for high-speed Internet access and data transmission increases, we are poised to meet that demand with our suite of Internet services, our 48 colocations in incumbent local exchange carrier central offices, our two stand-alone DLC sites, our network of 14 frame relay switches and 3,000 miles of fiber. Data revenue as a percentage of total revenue was 5.1% in 1997, 8.4% in 1998, and 10.6% in 1999. Our continued focus on providing data services is evidenced by the 180% increase in our data revenue from 1997 to 1999.

  Our portfolio of wholesale voice services includes switched and dedicated access services, and prepaid calling card services. The wholesale services business allows us to leverage the network infrastructure developed for our integrated retail services. Wholesale revenue as a percentage of our total annual revenue was 39.6% in 1997, 34.4% in 1998 and 33.2% in 1999. This decline in wholesale revenue as a percentage of our total annual revenue is consistent with our strategic plan to focus the majority of our resources on selling integrated retail voice and data services.

  Operating Expenses. Our primary operating expense categories include cost of services and selling, general and administrative expenses ("SG&A"). Cost of services consists of the fixed costs of leased facilities and the variable costs of origination, termination, and access services provided through ILECs and other telecommunications companies. By using multiple carriers for our transmission capacity, we are able to maintain network diversity and take advantage of least-cost traffic routing. In addition, in October 1997 we entered into an agreement with Qwest to lease on an IRU basis approximately 3,375 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. This network, which is expected to become substantially operational during the second quarter of 2000, will enable us to carry a significant portion of our intraregional traffic over our own facilities, thereby reducing our costs of services by decreasing payments to other carriers for the use of their facilities. As of December 31, 1999, approximately 3,000 miles of this network was operational, including the 100 miles of fiber in North Carolina's Raleigh-Durham-Research Triangle Park area which is not part of the Qwest IRU.

  SG&A includes all infrastructure costs such as selling expenses, customer support, corporate administration, personnel, network maintenance, and depreciation and amortization. Selling expenses include commissions for our direct sales program, which consist of a large percentage of customers' first month's billings, plus a residual percentage of ongoing monthly revenues. Selling expenses also include commissions paid to our dealers, which are based upon a fixed percentage of the customers' monthly billings. Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software, and is expected to increase as we incur substantial capital expenditures to continue the expansion of our network facilities. Depreciation and amortization also includes the amortization of line access fees, which represent installation charges paid primarily to ILECs for leased fiber optic facilities in addition to internal costs for network setup.

  Income Taxes. We generated a net loss for 1997, 1998 and 1999. Based upon our plans to expand the business through the construction and expansion of our networks, customer base and product offerings, this trend is expected to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, we have established a valuation allowance for the deferred tax assets associated with these net operating losses. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

  Prior to our reorganization during 1997, we elected to be taxed for federal and state income tax purposes as an S corporation under the provisions of the Internal Revenue Code; accordingly, income, losses and credits were passed through directly to the shareholders rather than being taxed at the corporate level. In conjunction with the Reorganization, we converted from an S corporation to a C corporation and, as a result, are subject to federal and state income taxes. Conversion to a C corporation required us to adopt the provisions of Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." The cumulative effect of adoption of this standard is reflected in our financial statements for the 12 months ended December 31, 1997.

  Throughout the period of time that we were an S corporation, shareholders were paid dividends to fund tax obligations arising from the income we earned that was reported on their individual income tax returns. We will continue to reimburse shareholders for any tax obligations arising from our income while we were an S corporation. We believe that any such requirements will not have a material effect on our financial condition or results of operations.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

 Revenue

  Revenue increased 22.3% from $212.6 million in 1998 to $260.0 million in 1999. This $47.4 million increase was primarily driven by our continuing success in sales of retail integrated voice services, data services and wholesale long distance services. These product lines had revenue increases of $24.5 million, $9.9 million and $13.1 million, respectively, in 1999.

  The $24.5 million increase in retail integrated voice services during 1999 consisted of two components. One was a $26.9 million increase in local services revenues to $38.8 million during 1999, which represented a 226.0% increase over local services revenue of $11.9 million in 1998. The cumulative number of local access lines we sold increased from 48,500 at December 31, 1998, to 94,000 at December 31, 1999. In addition, 28.5% of these lines were facilities-based as of December 31, 1999, an increase of approximately 20,000 lines from the 10.5% that were facilities-based at the end of 1998. This increase in local services revenue was partially offset by a $2.4 million decrease in retail long distance services revenue.

  Data services revenues increased by $9.8 million, or 55.1%, from $17.8 million in 1998 to $27.6 million in 1999. This $9.8 million increase was driven by increases in retail data services, such as Internet, frame relay and private line revenue of $2.7 million, and increases in wholesale data services of $7.1 million. We anticipate continued increases in wholesale data services, consisting of data and voice bandwidth sold to other telecommunications companies, as we continue to expand our in-service fiber network.

  The $13.1 million increase in wholesale voice service revenues consisted of an increase of $29.6 million in prepaid calling card revenue partially offset by decreases of $15.5 million and $1.0 million in wholesale international and domestic services, respectively. We made strategic pricing decisions in 1998 to maintain minimum margins on our international products, which resulted in the decreased revenue from these products in 1999. During 1999, we also made changes to our prepaid calling card products to ensure profitability of this product. We expect these pricing changes to result in significantly reduced prepaid calling card revenues in 2000.

 Cost of Services

  Cost of services represented 66.6% of revenue for the year ended December 31, 1999, as compared to 71.0% for 1998. We have continued to realize improvements in our cost of services percentage through the cost saving initiatives described below.

  We have migrated traffic from leased facilities to owned facilities on the operational segments of our network. We now have approximately 3,000 miles of our fiber network completed, which has resulted in approximately $325,000 in monthly savings on previously leased circuits. These savings should continue to increase as operational segments of the network are completed and put into service.

  We increased our percentage of facilities-based local lines from 10% at the end of 1998 to 28% at the end of 1999. Gross margins on our local services continue to improve as we sell more facilities-based local service and migrate existing resale customers to our facilities in switched-based markets. This migration not only improves margins but enables us to better serve our customers' needs in the local service area. Additionally facilities-based local service allows us to generate revenue from providing originating and terminating access to other carriers.

  Our data services have inherently high gross margins. During 1999, we sold 58.1% more data services than in 1998 resulting in an increase in percentage of total revenues from 8.4% in 1998 to 10.6% in 1999. This increase in revenue from higher margin service has had a positive effect on our gross margin percentage.

  By marketing our bundled local, long distance and data services solution we have increased the percentage of our retail customers purchasing multiple products from 18% at the end of 1998 to 26% at the end of 1999. This bundling strategy improves our cost of services percentage by avoiding certain cost components, such as long distance access changes for facilities-based local customers who also buy long distance services. We offer our customers the ease of a single point-of-contact and a consolidated monthly bill for all of their telecommunications needs. Our experience has shown that we have higher retention rates for those customers who subscribe to more than one of our bundled services.

  We expect the continuing construction of our fiber optic networks, the continuing effect of migrating customers to facilities-based products, increased sales of our high margin data services, and the bundling of an integrated solution to our customers to reduce our network costs in the future.

 Selling, General and Administrative Expenses

  SG&A expenses in 1999 were $86.1 million, or 33.1% of revenue, as compared to $68.6 million, or 32.3% of revenue in 1998. The increase in SG&A expenses during 1999 is largely attributable to the expansion of back office infrastructure to support our rollout of local and data services as well as the deployment of our fiber network. This expansion resulted in additional facilities costs and large investments in human resources during the year as our headcount grew from 749 employees as of December 31, 1998, to 978 employees as of December 31, 1999. These additional facilities and human resources investments are intended to provide us with the ability to continue to expand into new markets, maximize customer retention and provide for growth in 2000 and beyond.

  In addition, depreciation and amortization was $19.4 million in 1999, representing an increase of 69.4% over the prior year. The increase in depreciation and amortization is primarily due to capital expenditures related to the expansion of our network facilities and support infrastructure to accommodate expanded service offerings and increased traffic volume.

 Other Income (Expense)

  During 1999, interest expense was $28.5 million, compared to $25.4 million in 1998. During 1998 and 1999, interest expense was primarily attributable to our September 1997 issuance of the 10 1/2% Senior Notes to finance capital expenditures, working capital and our introduction of competitive local exchange carrier ("CLEC") and enhanced data services. The $3.1 million increase in interest expense during 1999 consisted primarily of additional borrowings on the GE Capital Facilities and the Bank of America Facility. In addition to the amounts expensed, we capitalized $1.8 million of interest expense associated with the construction of our local service facilities and fiber networks during 1999, compared to $1.5 million of capitalized interest in 1998.

  Interest income decreased to $2.5 million in 1999 from $5.6 million in 1998, due to lower cash balances remaining from the proceeds of the 10 1/2% Senior Note offering.

 EBITDA

  Earnings before interest, taxes, depreciation and amortization and other non-cash charges (EBITDA) is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We experienced positive EBITDA of $1.1 million for 1999 compared to negative EBITDA of $6.9 million for 1998. The increase in EBITDA we experienced throughout 1999 is primarily attributable to increases in revenue coupled with cost reduction initiatives accompanying our migration to a facilities-based integrated communications provider. We expect EBITDA to remain at or near breakeven during early 2000. We expect to see an increase in EBITDA during late 2000 as we continue to expand our local service and data offerings and complete deployment of our fiber optic network.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

 Revenue

  Total revenue increased 9.0% from $194.9 million in 1997 to $212.6 million in 1998. This $17.6 million increase was primarily driven by the introduction of local exchange services into our retail integrated voice suite of services. Retail integrated voice services consist of local exchange services and retail long distance services. These two services accounted for $11.9 million and $1.8 million, respectively, of the increased revenue. Our cumulative number of local access lines sold increased from approximately 2,600 at December 31, 1997, to approximately 48,500 at December 31, 1998. The other $3.9 million revenue increase consisted of increased data services revenue of $7.9 million, partially offset by wholesale long distance revenue decreases of $4.0 million.

  Within wholesale service revenue, prepaid calling card revenue increased $8.7 million from $5.0 million in 1997 to $13.7 million in 1998. The increase in prepaid calling card revenue was offset by a decrease in revenue from wholesale switched origination and termination services. We lost volume because we priced our international termination services to preserve our margins. Other factors contributing to this decrease included competitive pricing pressures, access charge reform and consolidation within the industry.

 Cost of Services

  Cost of services increased 8.6% from $139.0 million in 1997 to $150.9 million in 1998. Cost of services represented 71.0% of revenue for the year ended December 31, 1998, as compared to 71.3% for 1997. This reflects the impact of our introduction of local services, changes in the long distance revenue mix and cost efficiencies gained in our network operations. The revenue mix impact included an increase in the percentage of revenue represented by higher margin integrated services from 59.1% in 1997 to 63.1% in 1998. However, the positive impact of these changes was partially offset by the higher costs associated with providing local services, which were introduced in late 1997 and offered initially on a resale basis. In addition, through the end of 1998, approximately 10% of our planned 3,375-mile fiber network had been activated, which allowed us to begin reducing certain fixed costs associated with leased facilities.

  In addition, cost of services was adversely impacted by regulatory matters, including increased costs related to the public pay phone compensation order. Effective October 1997, an FCC ruling established a per call compensation plan requiring us to pay service providers for calls completed using their pay phones. During the first quarter of 1998, we began assessing a surcharge to our customers in order to cover these costs.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses in 1998 increased 28.1% to $68.6 million, or 32.3% of revenue, as compared to $53.5 million, or 27.5% of revenue in 1997. The increase in selling, general and administrative expenses during 1998 was largely attributable to the hiring and increased marketing and advertising associated with our introduction of local services. These investments provided us with the ability to continue to expand into new markets, maximize customer retention and provide for growth. We hired additional personnel to facilitate the deployment of our fiber optic network. In 1997 we recorded $2.1 million in compensation expense in connection with options issued under our 1994 stock plan as part of the 1997 Transactions. In addition, depreciation and amortization increased 73.3% to $11.5 million in 1998. The increase in depreciation and amortization was primarily due to capital expenditures related to the expansion of our network facilities and support infrastructure to accommodate expanded service offerings and increased traffic volume.

 Other Income (Expense)

  During 1998, interest expense was $25.4 million, compared to $8.8 million in 1997. The increase in interest expense during 1998 is primarily attributable to our September 1997 issuance of 10 1/2% Senior Notes due 2007 to finance capital expenditures, working capital and our introduction of local services. In addition, we capitalized $1.5 million of interest expense associated with the construction of our local service facilities and fiber networks during 1998.

  Interest income increased to $5.6 million in 1998 from $2.4 million in 1997, due to the investment of a portion of the proceeds of the 10 1/2% Senior Note offering.

 EBITDA

  We had negative EBITDA of $6.9 million for 1998 and positive EBITDA of $3.1 million for 1997. The decrease in EBITDA in 1998 is primarily attributable to the additional SG&A expenses associated with our introduction of local services and the expansion of our fiber network.

Liquidity and Capital Resources

 Cash Flows

  For the year ended December 31, 1997, we generated $8.2 million of positive cash flow from operating activities, primarily driven by a net loss of $10.6 million, depreciation and amortization of $6.6 million, and increases in accounts payable and accrued interest of $4.2 million and $7.1 million, respectively. Cash used in investing activities in 1997 was $133.2 million, including $74.6 million used to purchase securities pledged to secure the first six scheduled interest payments on the 10 1/2% Senior Notes (the "Restricted Cash"). In addition, investing activities included $35.2 million utilized for the FiberSouth Acquisition and $22.8 million in capital expenditures during 1997. Net cash provided by financing activities in 1997 was $191.5 million. This amount consists of $250.0 million of gross proceeds from the 10 1/2% Senior Notes offering, partially offset by $28.3 million used for the Share Repurchase, $18.7 million used to pay off existing long-term debt and $9.5 million in financing costs. We also paid dividends of $1.6 million in part to provide funds for tax obligations owed by BTI's shareholders as a result of BTI's income reported on the shareholders' income tax returns. In the Reorganization, we converted from S corporation to C corporation status for income tax purposes. As a result, we became fully subject to federal and state income taxes and recorded $2.8 million of deferred income tax liabilities. There was no corresponding impact on our results from operations due to net operating losses generated during 1997, which were partially offset by the recording of a valuation allowance.

  For the year ended December 31, 1998, we used $6.4 million of cash flow to fund operating activities. This amount consisted primarily of a net loss of $38.2 million, offset by depreciation and amortization of $11.5 million, and an increase in accounts payable and accrued expenses of $20.1 million associated with our capital expenditures and continued operational expansion. Cash used in investing activities in 1998 was $49.5 million, including capital expenditures of $66.3 million and an increase in other assets of $3.1 million, partially offset by the decrease in Restricted Cash of $22.3 million. Capital expenditures during 1998 were primarily related to the deployment of the fiber optic network and purchases of equipment for the development of our facilities-based local exchange services. The $3.1 million increase in other assets consisted of $1.6 million in capitalized expenditures for line access fees, and the $1.5 million purchase of a multi-media franchise to secure service rights within the Raleigh, North Carolina Market. The decrease in Restricted Cash resulted from the provision of $26.3 million to fund the March and September 1998 interest obligations on the 10 1/2% Senior Notes, net of $4.0 million in related investment earnings. In addition, during 1998 we satisfied stock and option repurchase obligations that arose in connection with the FiberSouth Acquisition and under the 1994 Stock Plan. We settled these obligations with a $2.3 million cash payment. The payment, which is reflected as a $1.5 million adjustment to equity, represents a reallocation of the original FiberSouth purchase price. Net cash provided by financing activities in 1998 was $1.6 million which consisted primarily of $4.1 million in net borrowings on long-term debt partially offset by a decrease in other long-term liabilities.

  For the year ended December 31, 1999, we used $18.5 million of cash flow to fund operating activities. A net loss of $44.7 million was the primary use of funds in the operation of the business. The net loss was offset by $19.4 million of depreciation and amortization, as well as a $6.5 million net increase in our operating assets and liabilities. These items are associated with our capital expenditures and ongoing operational expansion. Cash used in investing activities in 1999 was $61.3 million, consisting of $80.5 million in capital expenditures, partly offset by a decrease in restricted cash of $23.8 million. Capital expenditures during 1999 were primarily related to the deployment of the fiber optic network and purchases of equipment for the continuing development of our facilities-based local exchange services and the deployment of additional data service offerings. The $4.5 million increase in other assets consisted entirely of capitalized expenditures for line access fees and related network provisioning costs. The decrease in Restricted Cash resulted from the provision of $26.3 million to fund the March and September 1999 interest obligations on the 10 1/2% Senior Notes, net of $2.2 million in related investment earnings. Net cash provided by financing activities in 1999 was $153.1 million. Financing of $195.8 million, net of expenses, came from the WCAS Preferred Investment. We intend to use proceeds from the WCAS investment to expand our current operations. Specifically, we plan to add to our telecommunications network and fiber optic infrastructure open sales offices in new markets and enhance our data services such as DSL high-speed Internet access. Offsetting the $195.8 million investment was a $65.0 million repurchase of a portion of our outstanding shares of common stock, at a price of $8.55 per share. Net proceeds from long-term borrowings were $24.9 million during 1999, which consisted of $4.1 million in net payments on the GE Capital Facilities offset by a $29.0 million draw on the Bank of America Facility.

 Debt

  10 1/2% Senior Notes. On September 22, 1997, we issued $250.0 million principal amount of 10 1/2% Senior Notes due 2007. Interest on the 10 1/2% Senior Notes is payable semi-annually in cash, on each March 15 and September 15.

  The 10 1/2% Senior Notes are unsubordinated indebtedness equal in right of payment with all of our existing and future unsubordinated indebtedness. Approximately $74.1 million of the net proceeds from the sale of the 10 1/2% Senior Notes was used to purchase U.S. government securities to secure and fund the balance of the first six interest payments on the 10 1/2% Senior Notes which are held as restricted cash. The 10 1/2% Senior Notes will mature on September 15, 2007.

  Upon a change of control, as defined in the indenture governing the 10 1/2% Senior Notes, we will be required to make an offer to purchase the 10 1/2% Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

  The indenture governing the 10 1/2% Senior Notes contains covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If we fail to comply with these covenants, our obligation to repay the 10 1/2% Senior Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100.0 million of additional indebtedness.

  Effective June 30, 1998, we amended and restated our the GE Capital Facilities. Borrowings under the GE Capital Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. These borrowings can be used for working capital and other purposes. Borrowings under the GE Capital Facilities are secured by substantially all of our assets and guaranteed by us. The borrowings bear interest at the 30-, 60- or 90- day London Interbank Offered Rate ("LIBOR") or the prime rate, plus an applicable spread which varies based upon our financial position. We are also required to pay a fee of 0.375% per year on the unused portion of the GE Capital Facilities. At December 31, 1999, no amounts were outstanding under the GE Capital Facilities, other than $140,000 in letters of credit. The GE Capital Facilities require our compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the GE Capital Facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

  On September 8, 1999, we obtained the Bank of America Facility. Availability under this facility is based on the amount of fiber optic network purchased from Qwest Communications and purchases of related equipment from Nortel Networks, Inc. Borrowings are secured by a first security interest in the fiber optic network and related equipment and a second security interest in substantially all of our assets. These borrowings bear interest, at our option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate plus an applicable margin. This margin varies, based on our financial position and additional equity issuances, from 1.00% to 2.50% for borrowings under the prime rate option and from 2.00% to 3.50% for borrowings under the LIBOR option. We are also required to pay of fee of 1.5% per year on the unused commitment. As of December 31, 1999, there was a total of $29.0 million outstanding under the Bank of America Facility. The Bank of America Facility contains various financial covenants with which we must comply on a monthly and quarterly basis. We are currently in compliance with these covenants, as amended.

  During the second quarter of 1998, Moody's adjusted our long-term credit rating from B2 to B3, citing concern that integrated services revenue and operating cash flow were unlikely to grow as rapidly as Moody's had initially expected when the 10 1/2% Senior Notes were originally rated. Moody's indicated that the trend in operating results had the effect of weakening our anticipated debt protection measures for the intermediate term. However, Moody's indicated that our strategy to improve operating margins and cash flows through the migration of our long distance and local traffic over more of our own switches and network facilities continued to be a sound business plan. Moody's also affirmed our rating of B1 on the $60.0 million GE Capital Facilities.

  In November 1998, Standard and Poor's ("S&P") lowered our corporate credit and senior unsecured debt ratings on our long-term debt from B+ to B and lowered our rating from BB- to B+ on the GE Capital Facilities. This rating action reflected concerns similar to those cited by Moody's and also noted the anticipated operating margin improvements that should result from the migration of long distance and local traffic to more of our own switches and fiber network. The revised rating also reflected a stable outlook for us.

 Preferred Equity Investment

  WCAS Preferred Investment. On December 28, 1999, Welsh, Carson, Anderson & Stowe VII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of our Series A preferred stock and warrants to purchase 4,500,000 shares of our common stock for a purchase price of $200.0 million. Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of our common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at our election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts owing our 10 1/2% Senior Notes due 2007 are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of change in control of BTI Telecom, Inc. or December 28, 2002. The warrants are cancelable in the event we undertake a public offering of our common stock and our stock achieves certain price levels.

  We plan to use the proceeds from this investment to expand our current operations. Specifically, we plan to add to our telecommunications network and fiber optic infrastructure, open sales offices in new markets, and enhance our data services such as DSL high-speed Internet access. In addition, we used $65.0 million of the proceeds to repurchase a portion of our outstanding shares of common stock at a price of $8.55 per share.

 Capital Spending

  We incurred total capital expenditures of $80.5 million during 1999, including $51.0 million related to our fiber optic network and $29.5 million in other telecommunications equipment and corporate infrastructure, primarily for our continued expansion of CLEC operations. Based on our business plan and growth projections as of December 31, 1999, we estimate capital requirements through the year 2001 to be between $150 million and $200 million. Capital requirements include the projected costs of:

  .  Expanding our fiber optic network,
  . adding sales offices in new geographic locations, . expanding our local service infrastructure, and . enhancing our data service offerings.

  The actual amount and timing of our capital requirements might differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the telecommunications industry. We believe that cash on hand, borrowings expected to be available under the GE Capital Facilities and the Bank of America Facility and cash flow from operations will be sufficient to expand our business as currently planned. We expect cash flow from operations during 2000 to remain at or near breakeven as we continue to expand our CLEC offerings and complete the deployment of our fiber optic network. In the event our plans change or our forecasts prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our planned growth and operations. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or in the event we decide to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include public and private debt and equity offerings, subject to compliance with the provisions in the indenture governing the 10 1/2% Senior Notes, the GE Capital Facilities and the Bank of America Facility. Additional financing might not be available to us, or might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements.

Year 2000 Issues

  Beginning in 1996, we conducted a thorough review of our information technology and operating systems and non-information technology systems as well as the systems of our major customers, vendors (including major suppliers of switching equipment, fiber optic electronics, and billing and customer care systems), suppliers, and third-party network service providers to ensure that the systems would properly recognize the Year 2000. We also reviewed internally developed software. As a result of this assessment, we developed a detailed plan to address the Year 2000 issue.

  To date, we have experienced no significant negative effects due to Year 2000 issues. We believe our program was effective in resolving the Year 2000 issues to date and that it will continue to be in the future.

However, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. Failure by us and/or our major vendors, third-party network service providers or other material service providers or customers to continue to adequately address their respective Year 2000 issues could have a material adverse effect on our business, results of operations and financial condition.

Effects of New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133"). SFAS 133 will require the recognition of all derivatives on our consolidated balance sheet at fair value. SFAS 133, as amended by SFAS 137, is effective for all quarters of fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS 133 will have a significant effect on our results of operations or financial position.

Inflation

  We do not believe inflation has had a significant impact on our operations.

Item 7A. Quantitative and Qualitative Disclosure

  Although we invest our short-term excess cash balances, the nature and quality of these investments are restricted under the terms of the Indenture for the 10 1/2% Senior Notes and our internal investment policies. These investments are limited primarily to U.S. Treasury securities, certain time deposits, and high-quality repurchase agreements and commercial paper (with restrictions on the rating of the companies issuing these instruments). We do not invest in any derivative or commodity type instruments. In addition, the restricted cash balance available to fund the next two scheduled interest payments on the 10 1/2% Senior Notes is invested in U.S. Treasury securities in accordance with the terms of the related agreements. Accordingly, we are subject to minimal market risk on any of our investments.

  The majority of our debt, which consists of $250 million of the 10 1/2% Senior Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the GE Capital Facilities and the Bank of America Facility, which bear interest at variable rates based upon market conditions and our financial position. As of December 31, 1999, borrowings under these credit facilities were $29.0 million. Management believes that this debt does not currently create a significant amount of interest rate risk and, as such, has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate our business risk, and we might enter into hedging transactions if conditions warrant.

Item 8. Financial Statements and Supplementary Data

  Our consolidated financial statement begin on page F-1 of this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Name                       Age(1)  Position(s) with Company
----                      -------- ------------------------
Peter T. Loftin.........     41    Chairman, Chief Executive Officer and Director
R. Michael Newkirk......     37    President, Chief Operating Officer and Director
H.A. (Butch) Charlton...     49    Executive Vice President, Chief Technology Officer
Anthony M. Copeland.....     43    Executive Vice President, Secretary and General Counsel
Brian K. Branson........     34    Chief Financial Officer, Treasurer and Director
Thomas F. Darden........     44    Director
Anthony J. deNicola(2)..     35    Director
Thomas E. McInerney(2)..     58    Director
William M. Moore, Jr....     60    Director
Paul J. Rizzo...........     71    Director

(1) At December 31, 1999
(2) Elected to the Board on February 29, 2000.

  Peter T. Loftin founded BTI and serves as Chief Executive Officer and Chairman of the Board of Directors. Mr. Loftin has more than 15 years of experience in the telecommunications industry. He serves on the Advisory Board of the Duke Heart Center at the Duke University Medical Center, the Steering Committee for the North Carolina Museum of Natural Sciences, the Board of Directors of the Greater Raleigh Chamber of Commerce and the Board of Visitors of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill ("UNC-CH"). Mr. Loftin attended North Carolina State University.

  R. Michael Newkirk joined BTI in 1986 and has served as Chief Operating Officer since October 1996, President since July 1997 and as a director since August 1997. Mr. Newkirk was Executive Vice President of BTI from March 1994 until October 1996. Mr. Newkirk has more than 15 years of experience in the telecommunications industry and is President of the Associated Communications Companies of America. He also serves on the Board of Directors of the Competitive Telecommunications Association (Comptel), a national organization that represents telecommunications companies before legislative and regulatory bodies.

  H.A. (Butch) Charlton has served as Executive Vice President since July 1997. Mr. Charlton had joined FiberSouth as its President and Chief Executive Officer in April 1997. We acquired the fiber optic network assets of FiberSouth in September 1997, See "Certain Transactions." Mr. Charlton served from 1984 to 1997 with DSC Communications Corporation, a manufacturer of telecommunications equipment for local, long distance and cellular markets, most recently as Vice President--Public Network Sales. Prior to joining DSC, Mr. Charlton spent 13 years with Contel Corporation, a local exchange carrier, holding a variety of positions in the engineering and network planning area. Mr. Charlton holds a B.S. in Business Finance from the University of Texas at Dallas.

  Anthony M. Copeland joined BTI as General Counsel in 1992 after serving as Chief Counsel for the North Carolina Department of Public Instruction and as Assistant District Attorney for North Carolina's 10th Prosecutorial District. Mr. Copeland has served on the North Carolina Board of Public Telecommunications since July 1995, and in July 1996 was appointed to the Board of Directors of the North Carolina Electronics and Information Technologies Association. He also is the vice president of the Southeastern Competitive Carriers Association and is a member of the Federal Communications Bar Association, the North Carolina State Bar and the North Carolina Bar Association. Mr. Copeland received his A.B. from Duke University and his J.D. from the T.M. Cooley Law School at Lansing, Michigan.

  Brian K. Branson was named Chief Financial Officer in August 1996 and Treasurer and a director in August 1997. Mr. Branson joined BTI in July 1992 as a financial analyst and served in a variety of financial roles prior to his appointment as Chief Financial Officer. Prior to joining BTI, he worked in the Entrepreneurial Services Group of Ernst & Young LLP. Mr. Branson is a board member of the National Telecom Data Exchange. Mr. Branson is a Certified Public Accountant and holds a B.S. in Accounting and an M.B.A. from Elon College.

  Thomas F. Darden has served since 1984 as Chairman or Chief Executive Officer of Cherokee Sanford Group, LLC or its predecessors and affiliates, which include companies in building materials and environmental remediation and an institutional investment fund. He also serves as a director of two public companies, Waste Industries, Inc. and Winston Hotels, Inc., and is a trustee of Shaw University. Previously, Mr. Darden was a consultant with Bain and Company in Boston. Mr. Darden holds a B.A. and an M.R.P. in Environmental Planning from UNC-CH and a J.D. from Yale University.

  Anthony J. deNicola is a partner with WCAS, joining the firm in April 1994. Prior to that, he worked at William Blair & Company financing middle market buyouts. Mr. deNicola is currently a director of Centennial Cellular Corporation. He holds a Bachelor's degree from DePauw University and a M.B.A. from Harvard Business School. He is a director of Centennial Communications Corporation and several private companies. He is a trustee of DePauw University.

  Thomas E. McInerney has served as a general partner of WCAS and other associated partnerships since 1987. Prior to joining WCAS, Mr. McInerney was President and Chief Executive Officer of Dama Telecommunications Corporation, a voice and data communications services company which he co-founded in 1982. Mr. McInerney has also been President of the Brokerage Services Division and later Group Vice President--Financial Services of ADP, with responsibility for the ADP divisions that serve the securities, commodities, bank, thrift and electronic funds transfer industries. He has also held positions with the American Stock Exchange, Citibank and American Airlines. Mr. McInerney serves as a director of Savvis Communications Corporation, The BISYS Group, Inc., Centennial Communications Corp., The Cerplex Group, Inc. and SpectraSite Holdings, Inc. He is also a director of Bridge Information Systems, Inc. and several other private companies. Mr. McInerney received a B.A. from St. John's University and attended New York University Graduate School of Business Administration.

  William M. Moore, Jr. served as Chairman of the Board and Chief Executive Officer of Trident Financial Corp., a specialty investment bank, from 1975 until its acquisition by KeyCorp on June 1, 1999. He currently serves as a senior advisor to McDonald Investments, the investment banking subsidiary of KeyCorp, and as a director of the following private companies: Franklin Street Partners; Anchor Capital Corp.; Oberlin Capital, LP; MCNC; and Franklin Street Trust Co. In the past, Mr. Moore served as chairman of the Educational Foundation at UNC-CH and as the president of the Kenan-Flagler Business School Foundation at UNC-CH. He currently serves as a trustee of the National Humanities Center and is an adjunct professor of finance at the Kenan-Flagler Business School at UNC-CH. Mr. Moore holds a B.S. in Naval Science from the U.S. Naval Academy and an M.B.A. from the Kenan-Flagler Business School at UNC-CH.

  Paul J. Rizzo has served as Chairman of the Board of Franklin Street Partners, a private investment company, since 1996 and also serves as a director of the following public companies: Kenan Transport Co.; Pharmaceutical Product Development; Ryder System Inc.; and Johnson & Johnson. Following his retirement as Vice Chairman of IBM in 1987, Mr. Rizzo became Dean of the Kenan-Flagler Business School at UNC-CH. He returned to IBM in 1993 as Vice Chairman and retired from that position in 1994. Mr. Rizzo serves as chairman of the Board of the University of North Carolina Healthcare System. In addition, he serves as a director of four private companies.

  There are no family relationships between any of our directors or executive officers.

Item 11. Executive Compensation

 Summary Compensation Information

  The following table sets forth all compensation paid or accrued by us for services rendered to it in all capacities for the fiscal years ended December 31, 1999, 1998 and 1997, to BTI's Chief Executive Officer and BTI's other executive officers who earned at least $100,000 in the respective fiscal year (collectively, the "Named Officers").

                          Summary Compensation Table

                                                             Long-Term
                            Annual Compensation        Compensation Awards
                         ------------------------ ---------------------------
   Name and Principal    Fiscal                   Stock Options  All Other
        Position          Year   Salary   Bonus     (Shares)    Compensation
   ------------------    ------ -------- -------- ------------- ------------
Peter T. Loftin,
 Chairman and CEO.......  1999  $875,016 $      0           0     $169,786(1)
                          1998   875,016    2,537           0      138,982(2)
                          1997   500,000  129,403           0      275,440(3)
R. Michael Newkirk,
 President and COO......  1999   295,000   55,157           0       17,496(4)
                          1998   168,750  130,000     250,000       16,736(5)
                          1997   125,000  210,313   1,732,960       17,478(6)
Anthony M. Copeland,
 Executive Vice
 President and General
 Counsel................  1999   175,000   18,386           0       13,114(7)
                          1998   145,000   20,000     125,000       12,290(8)
                          1997   120,000   52,048      33,330       12,857(9)
H.A. (Butch) Charlton,
 Executive Vice
 President..............  1999   232,908        0           0       13,800(10)
                          1998   175,000   50,000     125,000        8,300(11)
                          1997   122,052   34,428      33,330            0(12)
Brian K. Branson, Chief
 Financial Officer and
 Treasurer..............  1999   136,667   23,165           0       13,747(13)
                          1998   121,667        0     125,000       13,001(14)
                          1997    95,000   30,929      33,330       13,246(15)

--------
(1) Includes $5,496 medical insurance premium cost, $2,213 disability insurance cost, $8,520 telephone expense, $109,908 tax planning/consulting cost and $42,000 car allowance and personal use of Company vehicles and $1,649 of other expenses.
(2) Includes $62,000 of relocation expenses, $5,190 medical insurance premium cost, $2,213 disability insurance cost, $4,793 telephone expense, $21,161 tax planning/consulting cost and $43,625 car allowance and personal use of Company vehicles.
(3) Includes $225,600 of relocation expenses, $2,213 disability insurance, $3,175 telephone expense, $949 of miscellaneous expenses and $43,503 car allowance.
(4) Includes $4,800 of BTI's matching 401(k) Plan and $12,696 representing the taxable portion of certain car lease payments.
(5) Includes $4,800 of BTI's matching 401(k) Plan and $11,936 representing the taxable portion of certain car lease payments.
(6) Includes $11,177, representing the taxable portion of certain car lease payments, and $6,301 of BTI's matching contributions to the 401(k) Plan.
(7) Includes $4,800 of BTI's matching contributions to the 401(k) Plan and $8,314 representing the taxable portion of certain car lease payments.
(8) Includes $4,770 of BTI's matching contributions to the 401(k) Plan and $7,520 representing the taxable portion of certain car lease payments.
(9) Includes $3,825 car allowance, $4,750 of BTI's matching contributions to the 401(k) Plan, and $4,282 representing the taxable portion of certain car lease payments.
(10) Includes $4,800 of BTI's matching contribution to the 401(k) Plan and $9,000 representing the taxable portion of certain car lease payments.
(11) Includes $4,800 of BTI's matching contribution to the 401(k) Plan and $3,500 representing the taxable portion of certain car lease payments.
(12) Salary includes $71,010 paid by FiberSouth and $51,042 paid by BTI. Bonuses paid include $22,000 paid by FiberSouth and $12,428 paid by BTI.
(13) Includes $4,560 of BTI's matching contribution to the 401(k) Plan and $9,187 representing the taxable portion of certain car lease payments.
(14) Includes $3,041 of BTI's matching contributions to the 401(k) Plan and $9,960 representing the taxable portion of certain car lease payments.
(15) Includes $2,000 car allowance, $3,148 of BTI's matching contribution to the 401(k) Plan, and $8,098 representing the taxable portion of certain car lease payments.

 Option Grants, Exercises and Holdings and Fiscal Year-End Option Values

  The following table summarizes all option grants during the fiscal year ended December 31, 1999, to the Named Officers:

           Option Grants During Fiscal Year Ended December 31, 1999

                                                                              Potential
                                                                             Realizable
                                                                          Value at Assumed
                                      % of Total                           Annual Rates of
                         Number of     Options                               Stock Price
                           Shares     Granted to                           Appreciation on
                         Underlying   Employees    Exercise or             for Option Term
                          Options   in Fiscal Year Base Price  Expiration -----------------
Name                      Granted        1999       Per Share     Date       5%      10%
----                     ---------- -------------- ----------- ---------- -------- --------
Peter T. Loftin.........      0            0%          N/A        N/A       N/A      N/A
R. Michael Newkirk......      0            0%          N/A        N/A       N/A      N/A
Anthony M. Copeland.....      0            0%          N/A        N/A       N/A      N/A
H.A. (Butch) Charlton...      0            0%          N/A        N/A       N/A      N/A
Brian K. Branson........      0            0%          N/A        N/A       N/A      N/A

--------

  The following table sets forth certain information concerning the number and value of unexercised options held by the Named Officers as of December 31, 1999. No stock options were exercised in 1999.

                         Fiscal Year End Option Values

                         Number of Securities Underlying         Value of Unexercised
                             Unexercised Options at              In-the-Money Options
                                December 31, 1999               at December 31, 1999(1)
                         -----------------------------------   -------------------------
Name                      Exercisable        Unexercisable     Exercisable Unexercisable
----                     -----------------  ----------------   ----------- -------------
Peter T. Loftin.........                  0                 0  $        0     $     0
R. Michael Newkirk......          1,899,626            83,334  15,496,792     462,504
Anthony M. Copeland.....            116,664            41,666     747,442     231,246
H.A. (Butch) Charlton...            116,664            41,666     747,442     231,246
Brian K. Branson........            116,664            41,666     747,442     231,246

--------
(1) Value based on the difference between the fair market value of a share of Common Stock at December 31, 1999 ($8.55), as determined in good faith by the Board of Directors, and the exercise price of the options.

 Director Compensation

  Our directors receive no compensation for serving as such but we do reimburse their out-of-pocket expenses to attend our meetings. In 1999 each existing director who was not an employee of ours (excluding WCAS appointed directors) was granted an option to purchase 2,667 shares of common stock at an exercise price of $7.50 per share, vesting in full upon grant.

 Severance Agreements

  In December 1998, we entered into severance agreements with Mr. Newkirk, Mr. Charlton, Mr. Copeland and Mr. Branson. These agreements require us to pay these officers severance if their employment by us is terminated, other than for cause, within three years of:

    (1) the date on which Peter T. Loftin is no longer Chairman of our Board of Directors; or
    (2) the sale of our company.

 Severance Agreements

  In December 1998, we entered into severance agreements with Mr. Newkirk, Mr. Charlton, Mr. Copeland and Mr. Branson. These agreements require us to pay these officers severance if their employment by us is terminated, other than for cause, within three years of:

    (1) the date on which Peter T. Loftin is no longer Chairman of our Board of Directors; or
    (2) the sale of our company.

The severance payments would be payable over three years and include:

    (1) three times the officer's annual base salary for the full calendar year prior to termination;

    (2) three times the officer's cash bonuses for the full calendar year prior to termination;

    (3) three times the officer's average annual commissions for the two full calendar years prior to termination; and

    (4) fringe benefits and perquisites as provided immediately prior to termination.

In addition, the officer would get use of his company car and reimbursement of up to $10,000 for all reasonable executive out-placement services for up to 12 months.

 Compensation Committee Interlocks and Insider Participation

  In     1999 we established a compensation committee to review compensation beginning in 2000. The committee consists of Messrs. Darden, Moore and Rizzo, none of whom have ever been employees of our company. The compensation committee reviews and acts on matters relating to compensation levels and benefit plans for our executive officers and key employees, including salary and stock options. The compensation committee is also responsible for granting stock options and other awards to be made under our existing incentive compensation plans.

                                            Beneficial Ownership
                          --------------------------------------------------------
                                                  Series A Preferred
                               Common Stock             Stock
                          ---------------------- --------------------  Percentage
                           Number of  Percent of Number of Percent of Total Voting
Name of Beneficial Owner    Shares     Class(1)   Shares     Class       Power
------------------------  ----------- ---------- --------- ---------- ------------
Welsh, Carson, Anderson
 & Stowe VIII, L.P.(3)..   23,391,800    20.2     200,000    100.0        20.2
Directors and executive
 officers as a group (10
 persons)(2)............  118,057,079   100.0     200,000        *       100.0

--------
* Less than one percent.
(1) Based on a total of 92,397,661 shares of common stock outstanding as of February 29, 2000, and with respect to each director, Named Officer and shareholder beneficially owning more than 5% of our common stock, the shares of common stock that would be outstanding if the director or Named Officer exercised options to purchase shares of common stock which are exercisable within 60 days of February 29, 2000, or the shareholder exercised the right to convert shares of Series A preferred stock into shares of common stock; and with respect to the directors, Named Officers and 5% shareholders as a group, the shares that would be outstanding if each had exercised the options and converted the Series A preferred stock into common stock.
(2) Consists entirely of shares of common stock that such person has the right to purchase pursuant to options exercisable within 60 days of February 29, 2000.
(3) Consists entirely of shares of common stock that are issuable upon the conversion of the 200,000 shares of Series A preferred stock held by WCAS, which convert at the rate of 116.959 shares of common stock for each share of Series A preferred stock. All shares owned by WCAS are deemed to be beneficially owned by Mr. deNicola and Mr. McInerney, who are partners of WCAS, but the shares are counted only once in determining the amount outstanding and the percentage of ownership.

Item 13. Certain Relationships and Related Transactions

  Prior to termination in September 1999, we leased on a month-to-month basis a townhouse in Raleigh, North Carolina for relocation of employees and a condominium in Wilmington, North Carolina for corporate and customer entertainment from Peter T. Loftin, Chairman and Chief Executive Officer and our sole shareholder. We made payments for the townhouse of $20,000 in 1999. We made payments for the condominium of $20,000 in 1999.

  Prior to termination in September 1999, we also leased a corporate aircraft from an entity controlled by Mr. Loftin. Our payments for the aircraft, which is subject to a five-year lease entered into in November 1995, were $171,000 in 1999. This lease was a "dry" lease, which means that we pay all costs of operation of the aircraft.

  Pursuant to a Shareholders' Agreement, Mr. Loftin was entitled to receive distributions in amounts sufficient to pay his taxes resulting from ownership of BTI while we were an S corporation. In addition, he was entitled to receive dividends in an amount equal to $61,736 per month (the "Additional Dividends"). Pursuant to the Shareholders' Agreement, Mr. Loftin was required to loan the Additional Dividends paid to him through June 1996 to us. This loan bears interest at prime and was payable over 24 months through September 1999. During 1999, the highest amount outstanding under the loan was $763,000 and at December 31, 1999, the principal balance of the loan was $0. The Shareholders' Agreement and the right to receive Additional Dividends terminated in September 1997. However, we are required to reimburse Mr. Loftin for his tax obligations arising from income we earned while we were an S corporation. We believe that any such reimbursements will not have a material adverse effect on us.

  Directors Anthony J. deNicola and Thomas E. McInerney are both partners in WCAS. As part of the WCAS Preferred Investment, WCAS has the right to appoint two directors to our Board as long as WCAS beneficially owns at least 11,700,000 shares of common stock, including the assumed conversion of the Series A preferred stock and the warrants into shares of our common stock. Directors deNicola and McInerney are the appointees of WCAS.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

    (3) Exhibits.

    See Exhibit Index in Item 14 (c) below

  (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

  (c) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
  2.1*       Agreement and Plan of Merger as of September 17, 1997, among
             Business Telecom, Inc., BTI Telecom Corp., and BTI OpCo Inc.
  2.2*       Asset Purchase Agreement dated September 17, 1997, between
             FiberSouth, Inc., and Business Telecom, Inc.
  3.1**      Articles of Restatement of BTI Telecom Corp.
  3.2**      Second Amended and Restated Bylaws of BTI Telecom Corp.
  4.1*       Indenture dated as of September 22, 1997, among BTI Telecom Corp.,
             Business Telecom, Inc. and First Trust of New York, National
             Association, as Trustee, relating to the 10 1/2% Senior Notes due
             2007 of BTI Telecom Corp.
  4.2*       Registration Rights Agreement dated September 22, 1997, between
             BTI Telecom Corp. and Morgan Stanley & Co. Incorporated and
             Merrill Lynch, Pierce, Fenner & Smith Incorporated.
  4.3*       Pledge and Security Agreement dated as of September 22, 1997, from
             BTI Telecom Corp., as Pledgor, and Business Telecom, Inc., as
             Guarantor, to First Trust of New York, National Association, as
             Trustee.
 10.1*       1994 Stock Plan.
 10.2+       1997 Stock Plan, as amended.
 10.3*       Second Amended and Restated Loan Agreement dated September 22,
             1997, between Business Telecom, Inc. and General Electric Capital
             Corporation and the other financial institutions party thereto from time to time as Lenders and General Electric Capital
             Corporation as Agent (the "GE Capital Agreement").
 10.4*       Future Advance Promissory Note, dated June 30, 1997, made by
             ComSouth Cable International, Inc. in favor of Business Telecom,
             Inc.
 10.5*       Subordinated Promissory Note, dated August 31, 1997, made by
             Business Telecom, Inc. in favor of Peter T. Loftin.
 10.6*       Employment Letter Agreement, dated March 20, 1997, and March 26,
             1997, between FiberSouth, Inc. and H.A. (Butch) Charlton, as amended effective October 1, 1997.
 10.7*       Interconnection Agreement, dated November 5, 1997, between
             Business Telecom, Inc., and BellSouth Telecommunications, Inc.

 Exhibit No.                             Description
 -----------                             -----------
 10.8*       Lease, dated May 13, 1994, between RBC Corporation and Business
             Telecom, Inc., as amended March 1, 1995, November 30, 1995, and
             May 15, 1997 (the "Lease").
 10.9*+      IRU Agreement dated October 31, 1997, between QWEST Communications
             Corporation and Business Telecom, Inc.
 10.10***    First and Second Amendments to the GE Capital Agreement.
 10.11***    Amendments Four, Five and Six to the Lease.
 10.12++     First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom,
             Inc.
 10.13+      Commitment Letter and Summary of Indicative Terms and Conditions
             between Business Telecom, Inc. and Bank of America, dated July 16,
             1999.
 10.14+      Employee Stock Purchase Plan.
 10.15+      Third Amendment to the GE Capital Agreement.
 10.16+      Form of Executive Severance Agreement.
 10.17++     Fourth Amendment to the GE Capital Agreement.
 10.18++     Loan Agreement, entered into on September 8, 1999, between
             Business Telecom, Inc. and Bank of America, National Association
             and the other financial institutions party thereto from time to time as lenders and Bank of America, National Association as
             Agent.
 10.19++     First Amendment to the Bank of America Loan Agreement.
 10.20++     Fifth Amendment to the GE Capital Agreement.
 10.21**     Shareholders Agreement among BTI Telecom Corp., Peter T. Loftin,
             Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information
             Partners, L.P., and BTI Investors LLC, dated December 28, 1999.
 10.22**     Redemption Agreement among BTI Telecom Corp., Welsh, Carson,
             Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., and
             BTI Investors LLC, dated December 28, 1999.
 10.23**     Investor Rights Agreement among BTI Telecom Corp., Welsh, Carson,
             Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., and
             BTI Investors LLC, dated December 28, 1999.
 10.24**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to
             Welsh, Carson, Anderson & Stowe VIII, L.P., dated December 28,
             1999.
 10.25**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to WCAS
             Information Partners, L.P., dated December 28, 1999.
 10.26**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to BTI
             Investors LLC, dated December 28, 1999.
 10.27**     Series A Preferred Stock Purchase Agreement among BTI Telecom
             Corp., FS Multimedia, Inc., Welsh, Carson, Anderson & Stowe VIII,
             L.P., WCAS Information Partners, L.P., and BTI Investors, LLC,
             dated December 28, 1999.
 10.28       Agreement between BellSouth Telecommunications Inc. and Business
             Telecom, Inc., dated February 21, 2000.
 11.1        Computation of Earnings Per Common Share.
 12.1        Computation of Ratio of Earnings to Fixed Charges.
 21.1+++     Subsidiaries of BTI Telecom Corp.
 27.1        Financial Data Schedule for the Year Ended December 31, 1999

--------
  * Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-41723).
 ** Filed as an exhibit to the Current Report on Form 8-K filed January 12,
    2000.
*** Filed as an exhibit to the Annual Report on Form 10-K for the year ended
    December 31, 1998.
  + Filed as an exhibit to the Registration Statement on Form S-1 (File No.
    333-83101).
 ++ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
+++ Filed as an exhibit to the Annual Report on Form 10-K for the year ended
    December 31, 1997.
  + Confidential treatment requested.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          BTI Telecom Corp.

Date: March 30, 2000                              /s/ Peter T. Loftin
                                          By: _________________________________
                                                      Peter T. Loftin,
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Peter T. Loftin             Chairman, Chief Executive    March 30, 2000
______________________________________  Officer (Principal
           Peter T. Loftin              Executive Officer) and
                                        Director

       /s/ Brian K. Branson            Chief Financial Officer      March 30, 2000
______________________________________  (Principal Financial and
           Brian K. Branson             Accounting Officer) and
                                        Director

      /s/ R. Michael Newkirk           President, Chief Operating   March 30, 2000
______________________________________  Officer and Director
          R. Michael Newkirk

       /s/ Thomas F. Darden            Director                     March 30, 2000
______________________________________
           Thomas F. Darden

    /s/ William M. Moore, Jr.          Director                     March 30, 2000
______________________________________
        William M. Moore, Jr.

        /s/ Paul J. Rizzo              Director                     March 30, 2000
______________________________________
            Paul J. Rizzo

     /s/ Anthony J. deNicola           Director                     March 30, 2000
______________________________________
         Anthony J. deNicola

     /s/ Thomas E. McInerney           Director                     March 30, 2000
______________________________________
         Thomas E. McInerney

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999..............  F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1998 and 1999......................................................  F-4
Consolidated Statements of Redeemable Preferred Stock and Shareholders'
 Deficit for the Years Ended December 31, 1997, 1998 and 1999.............  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1998 and 1999......................................................  F-6
Notes to Consolidated Financial Statements................................  F-7
Schedule
Schedule II--Valuation and Qualifying Accounts............................ F-19

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BTI Telecom Corp.

  We have audited the accompanying consolidated balance sheets of BTI Telecom Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock and shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index on page F-1. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTI Telecom Corp. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Raleigh, North Carolina
January 17, 2000

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                           --------------------
                                                             1998       1999
                                                           ---------  ---------
Assets
Current assets:
  Cash and cash equivalents..............................  $  12,767  $  86,149
  Restricted cash........................................     27,282     28,997
  Accounts receivable, net...............................     25,840     34,157
  Accounts and notes receivable from related parties.....        344        617
  Other current assets...................................      1,551      1,456
                                                           ---------  ---------
    Total current assets.................................     67,784    151,376
Equipment, furniture and fixtures:
  Equipment, furniture and fixtures......................    103,416    200,059
  Construction in progress...............................     27,052     10,925
  Less: accumulated depreciation and amortization........     28,508     44,410
                                                           ---------  ---------
    Total equipment, furniture and fixtures..............    101,960    166,574
Other assets, net........................................     13,929     16,884
Restricted cash, non-current.............................     25,498        --
                                                           ---------  ---------
    Total assets.........................................  $ 209,171  $ 334,834
                                                           =========  =========
Liabilities, redeemable preferred stock and shareholders'
 deficit
Current liabilities:
  Accounts payable.......................................  $  46,376  $  59,546
  Accrued expenses.......................................      3,461      3,931
  Accrued interest.......................................      7,772      8,203
  Shareholder note payable...............................        763        --
  Advance billings and other liabilities.................      4,813      5,993
                                                           ---------  ---------
    Total current liabilities............................     63,185     77,673
Long-term debt...........................................    254,119    279,000
Other long-term liabilities..............................      1,709      1,747
                                                           ---------  ---------
    Total liabilities....................................    319,013    358,420
Redeemable preferred stock, $.01 par value, authorized
 10,000,000 shares:
  Series A redeemable convertible preferred stock,
   200,000 shares issued and outstanding (aggregate
   liquidation preference of $200,000)...................        --     195,756
Shareholders' deficit:
  Common stock, no par value, authorized 500,000,000
   shares, 100,000,000 and 92,397,661 shares issued and
   outstanding in 1998 and 1999, respectively............        857      1,864
  Common stock warrants..................................        --      27,000
  Unearned compensation..................................        (35)      (737)
  Accumulated deficit....................................   (110,664)  (247,469)
                                                           ---------  ---------
    Total shareholders' deficit..........................   (109,842)  (219,342)
                                                           ---------  ---------
Total liabilities, redeemable preferred stock and
 shareholders' deficit...................................  $ 209,171  $ 334,834
                                                           =========  =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Revenue.......................................... $194,949  $212,554  $260,049
Cost of services.................................  139,030   150,901   173,153
                                                  --------  --------  --------
Gross profit.....................................   55,919    61,653    86,896
Selling, general and administrative expenses.....   53,518    68,554    86,133
Depreciation and amortization....................    6,613    11,457    19,412
                                                  --------  --------  --------
Loss from operations.............................   (4,212)  (18,358)  (18,649)
Other income (expense):
Interest expense.................................   (8,806)  (25,430)  (28,531)
Other income, principally interest...............    2,379     5,555     2,454
                                                  --------  --------  --------
Loss before income taxes.........................  (10,639)  (38,233)  (44,726)
Income taxes.....................................      --        --        --
                                                  --------  --------  --------
Net loss......................................... $(10,639) $(38,233) $(44,726)
                                                  ========  ========  ========
Dividend on preferred stock......................      --        --    (27,000)
                                                  --------  --------  --------
Net loss available for common shareholders....... $(10,639) $(38,233) $(71,726)
                                                  ========  ========  ========
Basic and diluted loss per share................. $   (.06) $   (.38) $   (.72)
                                                  ========  ========  ========
Weighted average shares outstanding..............  172,603   100,000    99,938
                                                  ========  ========  ========



          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                           AND SHAREHOLDERS' DEFICIT
                                 (In thousands)

                           Redeemable
                         Preferred Stock                 Shareholders' Deficit
                         --------------- -------------------------------------------------------
                                                  Common                               Total
                                         Common   Stock   Accumulated   Unearned   Shareholders'
                            Series A     Stock   Warrants   Deficit   Compensation    Deficit
                         --------------- ------  -------- ----------- ------------ -------------
Balance at December
 31,1996................    $    --      $  400  $   --    $   1,975     $ --        $   2,375
 Net loss...............         --         --       --      (10,639)      --          (10,639)
 Distributions..........         --         --       --       (1,587)      --           (1,587)
 Repurchase of shares...         --        (363)     --      (27,922)      --          (28,285)
 Acquisition of
  FiberSouth............         --         --       --      (32,175)      --          (32,175)
 Compensation related to
  stock options.........         --         820      --          --        (82)            738
 Decrease in unrealized
  gains.................         --         --       --           (1)      --               (1)
                            --------     ------  -------   ---------     -----       ---------
Balance at December
 31,1997................    $            $  857  $   --    $ (70,349)    $ (82)      $ (69,574)
 Net loss...............         --         --       --      (38,233)      --          (38,233)
 Distributions..........         --         --       --         (606)      --             (606)
 Compensation related to
  stock options.........         --         --       --          --         47              47
 Decrease in unrealized
  gains.................         --         --       --           (1)      --               (1)
 Settlement of stock and
  option repurchase
  obligations...........         --         --       --       (1,475)      --           (1,475)
                            --------     ------  -------   ---------     -----       ---------
Balance at December
 31,1998................    $    --      $  857  $   --    $(110,664)    $ (35)      $(109,842)
 Net loss...............         --         --       --      (44,726)      --          (44,726)
 Distributions..........         --         --       --          (82)      --              (82)
 Repurchase of shares...         --          (3)     --      (64,997)      --          (65,000)
 Compensation related to
  stock options.........         --       1,010      --          --       (702)            308
 Issuance of preferred
  stock and related
  warrants..............     168,756        --    27,000         --        --           27,000
 Dividend on preferred
  stock ................      27,000        --       --      (27,000)      --          (27,000)
                            --------     ------  -------   ---------     -----       ---------
Balance at December 31,
 1999...................    $195,756     $1,864  $27,000   $(247,469)    $(737)      $(219,342)
                            ========     ======  =======   =========     =====       =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended December 31,
                                                -----------------------------
                                                  1997       1998      1999
                                                ---------  --------  --------
Operating Activities:
Net loss....................................... $ (10,639) $(38,233) $(44,726)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation.................................     5,427     9,201    15,930
  Amortization.................................     1,186     2,256     3,482
  Non-cash compensation related to stock
   options.....................................       738        47       308
  Changes in operating assets and liabilities:
    Accounts receivable........................       307    (3,775)   (8,317)
    Accounts and notes receivable from related
     parties...................................      (645)      301      (273)
    Other assets...............................      (437)      150      (155)
    Accounts payable and accrued expenses......     4,168    20,057    13,640
    Accrued interest expense...................     7,100       540       431
    Advance billings and other liabilities.....     1,006     3,038     1,218
                                                ---------  --------  --------
Net cash provided by (used in) operating
 activities....................................     8,211    (6,418)  (18,462)
Investing Activities:
  Change in restricted cash....................   (74,583)   22,262    23,783
  Sales of marketable securities...............       --          6       --
  Purchases of equipment, furniture and
   fixtures, net...............................   (22,792)  (66,311)  (80,544)
  Purchase of FiberSouth assets................   (35,186)      --        --
  Purchases of other assets....................      (687)   (3,123)   (4,506)
  Settlement of FiberSouth stock option
   repurchase obligation.......................       --     (2,300)      --
                                                ---------  --------  --------
Net cash used in investing activities..........  (133,248)  (49,466)  (61,267)
Financing Activities:
  Net (payments on) proceeds from long-term
   debt........................................   (18,671)    4,119    24,881
  Proceeds from senior notes...................   250,000       --        --
  Proceeds from issuance of redeemable
   preferred stock.............................       --        --    195,756
  Decrease in other long-term liabilities......      (159)      (89)      --
  Payments of shareholder note payable.........      (232)     (943)     (763)
  Increase in deferred financing costs and
   other assets................................    (9,523)     (832)   (1,681)
  Repurchase of common stock...................   (28,286)      --    (65,000)
  Distributions paid...........................    (1,587)     (606)      (82)
                                                ---------  --------  --------
Net cash provided by financing activities......   191,542     1,649   153,111
                                                ---------  --------  --------
Increase (decrease) in cash and cash
 equivalents...................................    66,505   (54,235)   73,382
Cash and cash equivalents at beginning of
 period........................................       497    67,002    12,767
                                                ---------  --------  --------
Cash and cash equivalents at end of period..... $  67,002  $ 12,767  $ 86,149
                                                =========  ========  ========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business--BTI Telecom Corp. and its majority owned subsidiaries (the "Company" or "BTITC") provide (1) integrated retail services, which include long distance, local, paging, advanced intelligent network applications, operator and other enhanced services, primarily to small to medium-sized business customers located in the southeastern United States;
(2) data services, which include dial-up and dedicated Internet service, DSL high-speed Internet access, private line, frame relay and ATM services; and
(3) wholesale voice services, which include switched/dedicated access and prepaid calling card services primarily to other telecommunication carriers. The Company serves its customers utilizing an advanced fiber optic telecommunications network consisting of both leased and owned transmission capacity.

  Basis of Presentation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany transactions.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents--The Company considers highly liquid, short-term investments with a maturity of three months or less when purchased to be cash equivalents.

  Restricted Cash--Restricted cash consists of pledged securities being held as security for certain scheduled interest payments due on the Company's ten year 10 1/2% notes ("Senior Notes"). The securities were purchased pursuant to the pledge agreement executed in connection with the issuance of the Senior Notes. The balance as of December 31, 1999 includes securities pledged for the remaining scheduled interest payments through September 2000 (Note 2).

  Equipment, Furniture and Fixtures--Equipment, furniture and fixtures is stated at cost, including labor and other direct costs associated with the installation of network facilities. Improvements that significantly add to productive capacity or extend the useful life are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of various assets, ranging from 5 to 20 years.

  Interest is capitalized as part of the cost of constructing the Company's fiber optic network. The amount capitalized for the year ended December 31, 1998 and 1999 was approximately $1.5 million and $1.8 million, respectively. There were no amounts capitalized in 1997.

  Costs associated with fiber optic network segments under construction are classified as "Construction in progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.

  Other Assets--Costs incurred in connection with obtaining long-term financing have been deferred and are being amortized over the terms of the related debt agreements. Deferred costs relating to long-term financing at December 31, 1998 and 1999 were $11.2 million and $12.9 million, respectively. Accumulated amortization of these costs at December 31, 1998 and 1999 was $2.0 million and $3.4 million, respectively.

  Line access costs are capitalized and amortized over the estimated period the related lines will be used by the Company (24 months to 60 months) using the straight line method. Deferred line access costs at December 31, 1998 and 1999 were $7.5 million and $12.0 million, respectively, with accumulated amortization of $4.8 million and $6.4 million, respectively.

                               BTI TELECOM CORP.

  The balance in "Other Assets" as of December 31, 1998 and 1999 also includes $1.5 million for the multi-media franchise the Company purchased from a related company (Note 9). This asset is being amortized using the straight line method over a four year period, with accumulated amortization at December 31, 1998 and 1999 of $.1 million and $.5 million, respectively.

  Supplemental Cash Flow Information--The Company paid interest of $1.7 million, $26.4 million and $29.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. The transfer of paging equipment from inventory to equipment for the years ended December 31, 1997 and 1998 was $.4 million and $.3 million, respectively. There were no transfers of paging equipment during 1999. The Company paid no income taxes for the years ended December 31, 1997, 1998 and 1999.

  Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable which are unsecured. The Company's risk is limited due to the fact that there is no significant concentration with one particular customer. The Company uses the allowance method of accounting for uncollectible accounts receivable. The provision for uncollectible accounts was $5.3 million and $3.8 million as of December 31, 1998 and 1999, respectively.

  Revenue Recognition--Revenue for telecommunications services is recognized as services are provided. Due to the timing of the Company's billing cycles, at any point in time, certain services have been provided to customers which have not yet been billed. Revenue which has been earned but not yet billed to customers amounts to $5.0 million and $5.9 million at December 31, 1998 and 1999, respectively, and is recorded as accounts receivable in the Company's consolidated balance sheets. Additionally, the Company invoices customers one month in advance for certain recurring services resulting in advance billings of $3.9 million and $5.6 million at December 31, 1998 and 1999, respectively.

  Advertising Expense--In accordance with Statement of Position 93-7 "Reporting on Advertising Costs," the Company capitalized $.5 million in direct response advertising costs in 1997, the total of which was completely amortized as of December 31, 1998. All other advertising costs are expensed as incurred. The Company expensed $1.1 million, $3.1 million and $2.8 million in advertising costs during 1997, 1998 and 1999, respectively.

  Income Taxes--Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws anticipated to be in effect when those differences are expected to reverse. The Company provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Prior to the Company's reorganization in 1997 (Note 2), the Company had elected to be taxed for federal and state purposes as an S corporation under the provisions of the Internal Revenue Code. Consequently, income, losses and credits were passed through directly to the shareholders, rather than being taxed at the corporate level.

  Basic and Diluted Loss Per Share--Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share generally includes any dilutive effects of options, warrants and convertible securities. At December 31, 1997, 1998 and 1999, common stock equivalents were excluded from the diluted loss per share calculations due to their anti-dilutive effect as a result of the Company's net loss for these years.

  Accounting for Stock Options--In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or

                               BTI TELECOM CORP.

to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" with pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

  Segment Reporting--In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

  Comprehensive Income--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in shareholder's equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not report any comprehensive income items in any of the periods presented because comprehensive income (loss) would not be significantly different from net loss as presented.

  Recently Issued Accounting Standards--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position.

  Reclassifications--Certain amounts in the December 31, 1997 and 1998 financial statements have been reclassified to conform to the December 31, 1999 presentation.

NOTE 2: ISSUANCE OF SENIOR NOTES AND RELATED TRANSACTIONS

  In September 1997, the Company issued ten-year notes (the "Initial Notes") with a principal value of $250.0 million. The Initial Notes bear interest at the rate of 10 1/2% per annum and mature in 2007. In January 1998, the Company exchanged all of the Initial Notes outstanding in $1,000 principal amounts for $250.0 million in $1,000 principal amounts of Senior Notes. The Senior Notes have been registered under the Securities Act of 1933, as amended, and are identical in all material respects to the terms of the Initial Notes for which they were exchanged, except for certain transfer restrictions and registration rights relating to the Initial Notes. Pursuant to the pledge agreement executed in connection with the issuance of the Initial Notes, the Company utilized $74.1 million of the proceeds to purchase a portfolio of pledged securities. These securities were required to be held in escrow for the payment of the first six scheduled interest payments due on the Senior Notes; four of such interest payments have been made as of December 31, 1999. The pledged securities are included in the "Restricted cash" captions of the consolidated balance sheets.

  In connection with the issuance of the Initial Notes during September 1997, the Company also consummated the following transactions:

  (i.) The Company, which began operations through Business Telecom, Inc.
       ("BTI") in 1983, was reorganized into a new corporate structure consisting of BTI Telecom Corp. as the parent company

                               BTI TELECOM CORP.

     and BTI as a wholly owned subsidiary and converted from an S corporation to a C corporation subject to income tax.

  (ii.) BTI entered into an amended and restated revolving credit facility
        (the "Credit Facility") guaranteed by the Company, which will provide up to $60.0 million of availability to be used for working capital and other purposes, including capital expenditures. BTI repaid all indebtedness outstanding under its then existing credit agreement together with accrued interest thereon. (The Credit Facility has been subsequently amended. See Note 4.)

  (iii.) BTI repurchased 50% of its outstanding common stock not held by its Chairman and Chief Executive Officer under the terms of the Common Stock Repurchase Agreement (Note 6).

  (iv.) The Company acquired certain fiber optic assets and the related business of FiberSouth, Inc. ("FiberSouth"), a Company related through common ownership, for cash and assumption of debt. The acquisition was accounted for using the historical basis of the assets acquired under the provisions of AIN No. 39 of APB No. 16, "Business Combinations." As a result, the net assets acquired were recorded at their historical basis of approximately $3.1 million and the remainder of the purchase price, $32.2 million, was recorded as a distribution in the statement of shareholder's deficit. Accordingly, the acquisition is reflected in the Company's financial statements at September 30, 1997. The operations of FiberSouth are included in the Company's operations since the date of the acquisition.

NOTE 3: EQUIPMENT, FURNITURE AND FIXTURES

  Major classes of equipment, furniture and fixtures are summarized below:

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (In thousands)
   Data processing equipment................................. $  9,864 $ 14,008
   Telephone service equipment...............................   60,131   85,554
   Fiber optic network.......................................   24,517   87,680
   Office furnishings and equipment..........................    3,934    4,794
   Leasehold improvements....................................    4,970    8,023
   Construction in progress..................................   27,052   10,925
   Less: accumulated depreciation............................   28,508   44,410
                                                              -------- --------
   Total equipment, furniture and fixtures................... $101,960 $166,574
                                                              ======== ========

NOTE 4: LONG-TERM DEBT AND CREDIT FACILITIES

  Long-term debt consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (In thousands)
   Unsecured 10 1/2% Senior Notes, due 2007.................. $250,000 $250,000
   Credit Facilities, due 2002...............................    4,119   29,000
                                                              -------- --------
                                                              $254,119 $279,000
                                                              ======== ========

  Senior Notes--On September 22, 1997, the Company issued $250.0 million of 10 1/2% Initial Notes which were exchanged for Senior Notes in January 1998. The entire original principal balance is due September 2007,

                               BTI TELECOM CORP.

with interest payable semi-annually on March 15th and September 15th of each year (Note 2). The Senior Notes contain various financial and administrative covenants with which the Company must comply, including certain restrictions on the incurrence of additional indebtedness and payment of dividends under circumstances specified in the debt agreement.

  Credit Facilities--In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Borrowings under the Facilities can be used for working capital and other purposes. At December 31, 1999, no amounts were outstanding under the Facilities. In addition, there was $.14 million outstanding in letters of credit at December 31, 1999. The Facilities agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30- , 60- or 90-day LIBOR rate (5.82%, 5.9%, and 6.0% at December 31, 1999, respectively) or the prime rate (8.5% at December 31, 1999), plus an applicable margin. This margin varies based on the Company's financial position from 0.0%-1.25% for borrowings under the prime rate option and from 1.75%-3.0% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. The Facilities contain various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends.

  In September 1999, the Company obtained an additional $60.0 million credit facility (the "Facility"). Borrowings under the Facility are to be used to finance segments of the Company's fiber optic network and associated infrastructure. The Facility agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facility are secured by a first security interest in the Company's fiber optic network and associated infrastructure and a secondary interest in substantially all of the Company's assets. Outstanding amounts bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate (5.82%, 5.9%, and 6.0% at December 31, 1999, respectively) or the prime rate (8.5% at December 31, 1999), plus an applicable margin. This margin varies based on the Company's financial position and additional equity issuances from 2.0%-3.5% for borrowings under the LIBOR option and from 1.0%-2.5% for borrowings under the prime rate option. The Company is also required to pay a fee of 1.5% per year on the unused commitment. Borrowings outstanding under the Facility were $29.0 million at December 31, 1999. The Facility contains various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends.

  In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company estimates that the fair value of the long-term debt at December 31, 1998 and December 31, 1999 was $192.8 million and $261.6 million as compared to the carrying value of $254.1 million and $279.0 million, respectively. The fair value of long-term debt is determined based on negotiated trades for the securities or is estimated using rates currently available to the Company for debt with similar terms and maturities.

NOTE 5: INCOME TAXES

  In connection with the September 1997 Reorganization, the Company converted from S corporation to C corporation status for federal and state income tax purposes. As a result, the Company became fully subject to federal and state income taxes and adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of adopting SFAS 109 is reflected in the Company's financial statements for the year ended December 31, 1997.

                               BTI TELECOM CORP.

  Income taxes are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Components of the Company's income tax expense are as follows:

                                                               1998      1999
                                                             --------  --------
                                                              (In thousands)
   Current:
     Federal................................................ $    --   $    --
     State..................................................      --        --
   Deferred:
     Federal................................................   13,512    10,915
     State..................................................    1,930     1,559
                                                             --------  --------
   Income tax benefit....................................... $ 15,442  $ 12,474
   Changes in valuation allowance...........................  (15,442)  (12,474)
                                                             --------  --------
   Income tax expense....................................... $    --   $    --
                                                             ========  ========

  The significant components of the Company's deferred tax assets and liabilities at December 31 were as follows:

                                                           1998      1999
                                                         --------  --------
                                                            (In thousands)
   Deferred tax liabilities:
     Tax over book depreciation......................... $  3,123  $  8,375
     Line access costs..................................      826       957
     FiberSouth asset purchase..........................      624       627
     Other..............................................      134       237
                                                         --------  --------
   Total deferred tax liabilities.......................    4,707    10,196
   Deferred tax assets:
     Stock options......................................      678       613
     Net operating loss carryforward....................   19,761    38,163
     Accounts receivable reserve........................    2,108     1,503
     Other..............................................      638       869
                                                         --------  --------
   Total deferred tax assets............................   23,185    41,148
   Valuation allowance..................................  (19,051)  (31,525)
                                                         --------  --------
                                                            4,134     9,623
                                                         --------  --------
   Net deferred tax liabilities......................... $   (573) $   (573)
                                                         ========  ========

  For the years ended December 31, 1997, 1998 and 1999, the Company generated net operating losses ("NOLs") that may be used to offset future taxable income. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

                               BTI TELECOM CORP.

  At December 31, 1998 and December 31, 1999, the Company had net operating loss carryforwards of approximately $49.4 million and $96.8 million, respectively, for federal and state income tax purposes which will begin to expire in the year 2012.

  The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows for the years ended December 31:

                                                                 1998    1999
                                                                 -----   -----
   Federal income tax benefit at statutory rate.................  35.0%   35.0%
   State income tax benefit (net of federal benefit)............   5.0%    5.0%
   Change in valuation allowance................................ (40.0)% (40.0)%
                                                                 -----   -----
                                                                   0.0%    0.0%
                                                                 =====   =====

NOTE 6: SHAREHOLDERS' EQUITY

  Stock Split--In April 1998, the Board of Directors of the Company approved and the Company effected a 10-for-1 split of the outstanding Common Stock of the Company in the form of a stock dividend with no change in the par value of Common Stock authorized and outstanding, and increased the number of common shares authorized from 100 million to 500 million. Historical share and per share data have been retroactively adjusted to reflect these changes.

  Common Stock Repurchase Agreement--In July 1992, the Company entered into an agreement with one of its shareholders (the "Retiring Shareholder") to purchase the outstanding common shares held by his estate upon his death. The agreement was amended in June 1996, at which time a purchase price for the common shares held by the Retiring Shareholder was agreed upon and provision was made for the shares to be repurchased at any time. In 1997, the Company exercised its option to purchase the Retiring Shareholder's outstanding shares for $28.3 million (Note 2).

  Pursuant to the agreement, the Company was required to make monthly distributions to each shareholder of $61,700 beginning in July 1992 until closing of the repurchase. The 1992 agreement required that an escrow account be established into which the non-Retiring Shareholder was required to deposit his pro rata share of these distributions. Under the provisions of the 1992 agreement, the non-Retiring Shareholder remitted those funds back to the Company in exchange for subordinated notes payable. The 1996 amended agreement allowed the non-Retiring Shareholder to retain his pro rata share of the monthly distributions. During 1997, the subordinated note agreement was amended to include a 24-month repayment schedule. The balance in shareholder note payable at December 31, 1998 of $.8 million represents the amounts remitted back to the Company by the non-Retiring Shareholder under the original agreement, plus accrued interest at 8.5%. The shareholder note payable was repaid in full during 1999.

  Stock and Option Repurchase Agreements--In 1994, the Company entered into agreements with certain former employees to repurchase stock options that had been granted under the Company's 1994 Stock Plan. The measurement date for compensation relating to the stock options did not occur until September 1997, at which time an estimate for this liability was recorded (Note 7). In addition, the Company assumed certain stock repurchase obligations in connection with its acquisition of the fiber optic assets of FiberSouth in 1997. In May 1998, the Company satisfied these obligations to a former employee in accordance with the repurchase agreements. As a result of this transaction, the Company recorded a $1.5 million adjustment to equity in the second quarter of 1998 which decreased equity by the difference between the estimated liability and the actual settlement amount. This adjustment represents a reallocation of the original FiberSouth purchase price.

                               BTI TELECOM CORP.

  Preferred Stock--Of the Company's 10,000,000 authorized shares of $.01 par value preferred stock, 200,000 shares were designated as Series A Preferred Stock ("Series A Preferred Stock"). In December 1999, the Company completed the issuance of 200,000 shares of its Series A Preferred Stock in a private placement offering for net proceeds of approximately $196 million (after deducting issuance costs of approximately $4 million). Series A Preferred Stock ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights equal to that of common stock. Each share of Series A Preferred Stock is immediately convertible into 116.959 shares of common stock, subject to adjustment for dilutive issuances of the Company's common stock. The Company has the right to force conversion of the Series A Preferred Stock in certain instances as outlined in the purchase agreement. The holders are also entitled to dividends equal to the greater of
(i) 6% per annum of the original purchase price of $1,000 per share or (ii) the amount of dividends that would have been received during such period had the Series A Preferred Stock been converted into shares of the Company's common stock. After the later of a period of seven years or six months after the repayment of the Company's Senior Notes, the Preferred Stock is redeemable, at the option of the holders, at the greater of (i) $1,000 per share plus accrued and unpaid dividends thereon or (ii) fair market value on such date. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid out of the assets of the Company, prior and in preference to common stockholders or any other class or series of capital stock, an amount equal to the greater of (i) $1,000 per share plus accrued and unpaid dividends thereon or (ii) such amount as would have been payable had the Series A Preferred Stock been converted into shares of the Company's common stock immediately prior to such an event.

  In connection with the sale of the Series A Preferred Stock, the Company issued warrants to purchase 4.5 million shares of common stock of the Company at $.01 per share, expiring ten years from the date of issuance. The warrants are eligible for exercise three years after the issuance date and are cancelable by the Company if the Company closes a public equity offering and its stock achieves certain price levels outlined in the Stock Purchase Agreement. The warrants had an estimated fair value of $27.0 million on the date of issuance. The Company recorded the estimated value of the common stock warrants as a preferred dividend on the date the warrants were issued.

  The Board of Directors approved the use of $65 million of the net proceeds from the issuance of the Series A Preferred Stock to repurchase approximately
7.6 million shares of the Company's outstanding common stock held by its Chairman and Chief Executive Officer. The repurchase has been recorded as a reduction of common stock and accumulated deficit.

  Dividends--Throughout the period of time that BTI was an S corporation, income, losses and credits were passed through directly to shareholders and the shareholders were provided, in the form of dividends, the funds necessary to meet tax obligations arising from income earned by BTI. The Company will continue to reimburse shareholders for any tax obligations arising from income earned by BTI while it was an S corporation. The Company paid dividends of $.4 million, $.6 million and $.08 million in 1997, 1998 and 1999 to shareholders for the reimbursement of these tax obligations. The Company believes that any such future reimbursements will not have a material effect on the Company's financial condition or results of operations.

                               BTI TELECOM CORP.

  Loss Per Share--The following table sets forth the computation of basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

                                                        December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
                                                       (In thousands)
   Numerator:
     Net loss................................... $(10,639) $(38,233) $(44,726)
     Preferred stock dividend--issuance of
      warrants..................................      --        --    (27,000)
                                                 --------  --------  --------
     Numerator for basic and diluted loss per
      share--loss available to common
      stockholders.............................. $(10,639) $(38,233) $(71,726)
   Denominator:
     Denominator for basic and diluted loss per
      share--weighted-average shares............  172,603   100,000    99,938
                                                 --------  --------  --------
     Basic and diluted loss per share........... $   (.06) $   (.38) $   (.72)
                                                 ========  ========  ========

  Shares Reserved for Issuance--Shares of common stock reserved for future issuance are as follows at December 31, 1999:

                                                                  (In thousands)
   For conversion of convertible Series A Preferred Stock........     23,392
   Outstanding warrants..........................................      4,500
   Outstanding stock options.....................................      3,561
   Possible future issuances under stock option plan.............      3,939
                                                                      ------
                                                                      35,392
                                                                      ======

NOTE 7: STOCK-BASED COMPENSATION

  In 1994, BTI formalized the 1994 Stock Plan (the "1994 Plan"). The 1994 Plan provided that an aggregate of 4,998,900 of the Company's authorized shares be reserved for future issuance. Under the terms of the 1994 Plan, BTI committed to grant certain options to an officer and two former employees of BTI effective at the time BTI purchased the outstanding shares of the Retiring Shareholder. The measurement date for compensation related to these options did not occur until the repurchase of the shares from the Retiring Shareholder in September 1997. Accordingly, the Company recognized compensation expense of approximately $2.1 million coincident with the measurement date. Because certain of the employees to whom the options were committed were no longer employed by the Company, the accrued compensation included provisions for the estimated amounts to be paid to these former employees in connection with their option commitments. Included in the $2.1 million is $.7 million in non-cash compensation expense representing the difference in the fair value of the options and the exercise price at the date of grant (September, 1997) for 1,666,300 options granted to an existing officer.

  In 1997, the Company assumed the obligations of BTI under the 1994 Plan and incorporated these obligations into the 1997 Stock Plan (the "1997 Plan") which will terminate in August 2007, unless sooner terminated by the Board of Directors, for the purpose of attracting and retaining certain key employees of the Company. The 1997 Plan provides that an aggregate of 7,500,000 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price and vesting terms will be fixed by the compensation committee on the date of grant. The 1997 Plan permits the grant of options for a term of up to ten years. Outstanding options vest at various times from the date of issuance to 3 years.

                               BTI TELECOM CORP.

  The Company has elected to account for its stock-based compensation plan under the provisions of APB Opinion No. 25, which requires compensation cost to be measured by the quoted market price at the measurement date less the amount, if any, an employee is required to pay. The required pro forma-disclosures in accordance with SFAS No. 123 are as follows:

                                                          December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                    In thousands, except per
                                                           share data
   Net loss
     Actual....................................... $(10,639) $(38,233) $(44,726)
     Pro forma....................................  (10,649)  (38,375)  (44,768)
   Loss per share
     Actual....................................... $   (.06) $   (.38) $   (.72)
     Pro forma....................................     (.06)     (.38)     (.72)

  Option activity under the Company's plans is summarized below:

                                                December 31,
                               ------------------------------------------------
                                        1997            1998             1999
                                      Weighted        Weighted         Weighted
                                      Average         Average          Average
                                      Exercise        Exercise         Exercise
                               Shares  Price   Shares  Price   Shares   Price
                               ------ -------- ------ -------- ------  --------
                                   In thousands, except per share amounts
   Outstanding at beginning
    of year..................    --     $--    1,866   $ .13   2,855    $1.10
   Options granted...........  1,866     .13     989    2.89     746     4.20
   Options cancelled.........    --      --      --      --      (40)    3.00
                               -----    ----   -----   -----   -----    -----
   Outstanding at end of
    year.....................  1,866    $.13   2,855   $1.10   3,561    $1.75
                               =====    ====   =====   =====   =====    =====
   Options exercisable at end
    of year..................  1,720    $.13   2,106   $ .55   2,555    $1.05
   Shares available for
    future grant.............  3,134           2,145           3,939

  The weighted-average remaining contractual life of options as of December 31, 1999 is 7.07 years, with exercise prices ranging from $.001 to $7.50 per share.

  The per share weighted average fair value of stock options granted by the Company during 1997, 1998 and 1999 was approximately $.45, $.22 and $1.92, respectively, on the dates of grant.

  The Company recorded non-cash compensation expense of $.05 million and $.3 million during the years ended December 31, 1998 and 1999, respectively.

  The following assumptions were used by the Company to determine the fair value of stock options granted using the minimum value option-pricing model:

                                                     Year ended December 31,
                                                 -------------------------------
                                                   1997      1998       1999
                                                 --------- --------- -----------
   Dividend yield...............................        0%        0%          0%
   Expected option life......................... 1.5 years 1.5 years 1.5-3 years
   Risk-free interest rate......................     5.46%      5.0%        5.5%

                               BTI TELECOM CORP.

NOTE 8: EMPLOYEE BENEFIT PLANS

  The Company sponsors a 401(k) Plan and Trust covering substantially all employees. Participants were allowed to elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company matched 50% of employee contributions in 1997, 1998 and 1999, up to a maximum of 6% of each employee's annual salary. Employer contributions for the years ended December 31, 1997, 1998 and 1999 were $.2 million, $.2 million and $.6 million, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

  The Company has historically funded certain operating expenses on behalf of two affiliates related through common ownership. Accounts receivable from one of these affiliates included $.3 million and $.6 million at December 31, 1998 and 1999, respectively. Prior to the date of acquisition in 1997, the Company paid approximately $1.0 million to FiberSouth, a Company related through common ownership, for local access services.

  During 1995, the Company entered into an operating lease for an airplane with a company under common ownership. Rent expense related to this lease was approximately $.3 million for the years ending December 31, 1997 and 1998 and $.2 million for the year ending December 31, 1999. The Company also leased certain facilities from its shareholder (Note 10). The airplane and facilities leases were terminated in 1999.

  Effective July 15, 1998, the Company purchased a multi-media franchise from FiberSouth, an entity related through common ownership, for $1.5 million, subject to approval for the right to operate by the City of Raleigh. As a result, the Company will have the right to offer multi-media services in Raleigh. The transaction was approved by the City of Raleigh in the first quarter of 1999.

  In 1998, the Company sold certain integrated telecommunications services to agents and customers of an affiliate related through common ownership. The Company paid the affiliate a commission on all sales made through the affiliate. The commissions totaled $.5 million in 1998. There were no commissions paid during 1999.

NOTE 10: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

  Legal Matters--On September 14, 1998, Gulf Communications, LLC (the "Plaintiff") filed a lawsuit which is now pending in the United States District Court for the Northern District of Texas. The Plaintiff alleges breach of contract, negligent misrepresentation and fraud in the inducement. The Plaintiff has asserted that it is seeking actual monetary damages ranging from $4.0 million to $12.0 million. The Company is vigorously defending this litigation. Because discovery is ongoing, and due to the uncertainties inherent in the litigation process, the Company is unable to predict the likelihood of an unfavorable outcome. The costs of defense and final resolution of this issue could result in the Company recording an obligation which could have an adverse effect on the Company.

  The Company is subject to various legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

                               BTI TELECOM CORP.

  Operating leases--The Company rents its facilities and certain office and other equipment under operating leases that contain certain escalating clauses and various renewal and buy-out provisions. Future minimum lease payments under the leases, which have remaining terms in excess of one year, are as follows (in thousands):

                                                                         2004 and
         2000         2001             2002             2003            Thereafter
         ----        ------           ------           ------           ----------
        $4,458       $3,844           $3,701           $3,415             $3,063
        ======       ======           ======           ======             ======

  Total rent expense was $4.1 million, $5.1 million and $6.5 million (including facilities rent of $60,000, $60,000 and $40,000, respectively, paid to a related party) in 1997, 1998 and 1999, respectively.

  Other Matters--During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communication system. Commitments to purchase optical fibers under this contract total approximately $50.1 million, $47.7 million of which was fulfilled through December 31, 1999. The remaining commitments extend through 2000.

  During 1997, the Company signed a commitment with a municipality to contribute $3.1 million to partially fund the construction of a performing arts center. The contribution will be paid over a ten year period commencing in 1998 and is payable in cash and in-kind service (telephone and data transmission service). As of December 31, 1999, the Company has paid $.6 million of this commitment.

  During 1999, the Company signed sponsorship and advertising agreements with a professional hockey team and an operator of an entertainment and sports arena. The Company has committed to pay an aggregate of $4.1 million under the agreements in exchange for a sponsorship of the hockey team and certain advertising and promotional benefits over the next five years. Payments under the agreement will be made over a five-year period commencing in October 1999. As of December 31, 1999, the Company has paid $.3 million of this commitment.

  Significant Customer--During 1997, one customer accounted for approximately 12% of consolidated revenue. There were no significant customer concentrations in 1998 or 1999.

NOTE 11: ENTERPRISE WIDE DISCLOSURE

Under Statement of financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operated, for all periods presented, as a single segment.

Revenues by product line are disclosed as follows (in thousands):

                                   1997     1998     1999
                                 -------- -------- --------
        Retail Long Distance     $107,861 $109,671 $107,320
        Local Service                  32   11,899   38,796
                                 --------------------------
        Retail Integrated Voice   107,893  121,570  146,116
        Data Services               9,852   17,765   27,631
        Wholesale Long Distance    77,204   73,219   86,302
                                 --------------------------
        Total                    $194,949 $212,554 $260,049
                                 ======== ======== ========

All operations and assets are based in the United States.

                               BTI TELECOM CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1998 and 1999
                                 (In thousands)

                                               Additions
                                   Balance at  Charged to Deductions Balance at
                                  Beginning of Costs and     from       End
                                     Period     Expenses   Reserves  of Period
                                  ------------ ---------- ---------- ----------
Year ended December 31, 1997:
  Allowance for doubtful
   accounts......................    $3,034      $4,362    $(2,571)    $4,825
                                     ======      ======    =======     ======
Year ended December 31, 1998:
  Allowance for doubtful
   accounts......................    $4,825      $4,183    $(3,737)    $5,271
                                     ======      ======    =======     ======
Year ended December 31, 1999:
  Allowance for doubtful
   accounts......................    $5,271      $3,448    $(4,962)    $3,757
                                     ======      ======    =======     ======

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
   2.1*      Agreement and Plan of Merger as of September 17, 1997, among
             Business Telecom, Inc., BTI Telecom Corp., and BTI OpCo Inc.
   2.2*      Asset Purchase Agreement dated September 17, 1997, between
             FiberSouth, Inc., and Business Telecom, Inc.
   3.1**     Articles of Restatement of BTI Telecom Corp.
   3.2**     Second Amended and Restated Bylaws of BTI Telecom Corp.
   4.1*      Indenture dated as of September 22, 1997, among BTI Telecom Corp.,
             Business Telecom, Inc. and First Trust of New York, National
             Association, as Trustee, relating to the 102% Senior Notes due
             2007 of BTI Telecom Corp.
   4.2*      Registration Rights Agreement dated September 22, 1997, between
             BTI Telecom Corp. and Morgan Stanley & Co. Incorporated and
             Merrill Lynch, Pierce, Fenner & Smith Incorporated.
   4.3*      Pledge and Security Agreement dated as of September 22, 1997, from
             BTI Telecom Corp., as Pledgor, and Business Telecom, Inc., as
             Guarantor, to First Trust of New York, National Association, as
             Trustee.
  10.1*      1994 Stock Plan.
  10.2+      1997 Stock Plan, as amended.
  10.3*      Second Amended and Restated Loan Agreement dated September 22,
             1997, between Business Telecom, Inc. and General Electric Capital
             Corporation and the other financial institutions party thereto from time to time as Lenders and General Electric Capital
             Corporation as Agent (the "GE Capital Agreement").
  10.4*      Future Advance Promissory Note, dated June 30, 1997, made by
             ComSouth Cable International, Inc. in favor of Business Telecom,
             Inc.
  10.5*      Subordinated Promissory Note, dated August 31, 1997, made by
             Business Telecom, Inc. in favor of Peter T. Loftin.
  10.6*      Employment Letter Agreement, dated March 20, 1997 and March 26,
             1997, between FiberSouth, Inc. and H.A. (Butch) Charlton, as amended effective October 1, 1997.
  10.7*      Interconnection Agreement, dated November 5, 1997, between
             Business Telecom, Inc., and BellSouth Telecommunications, Inc.
  10.8*      Lease, dated May 13, 1994, between RBC Corporation and Business
             Telecom, Inc., as amended March 1, 1995, November 30, 1995 and May
             15, 1997 (the "Lease").
  10.9*+     IRU Agreement dated October 31, 1997, between QWEST Communications
             Corporation and Business Telecom, Inc.
  10.10***   First and Second Amendments to the GE Capital Agreement.
  10.11***   Amendments Four, Five and Six to the Lease.
  10.12++    First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom,
             Inc.
  10.13+     Commitment Letter and Summary of Indicative Terms and Conditions
             between Business Telecom, Inc. and Bank of America, dated July 16,
             1999.
  10.14+     Employee Stock Purchase Plan.
  10.15+     Third Amendment to the GE Capital Agreement.
  10.16+     Form of Executive Severance Agreement.
  10.17++    Fourth Amendment to the GE Capital Agreement.
  10.18++    Loan Agreement, entered into on September 8, 1999 between Business
             Telecom, Inc. and Bank of America, National Association and the
             other financial institutions party thereto from time to time as lenders and Bank of America, National Association as Agent.
  10.19++    First Amendment to the Bank of America Loan Agreement.
  10.20++    Fifth Amendment to the GE Capital Agreement.
  10.21**    Shareholders Agreement among BTI Telecom Corp., Peter T. Loftin,
             Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information
             Partners, L.P., and BTI Investors LLC, dated December 28, 1999.