Form 10-Q
period 2000-03-31
BTI TELECOM CORP
filed 2000-05-15
CIK 1050524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the quarterly period ended March 31, 2000

                                      or

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

                               ----------------

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

No Par Value Common Stock                92,397,661 shares as of May 12, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BTI TELECOM CORP.

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
   Consolidated Balance Sheets as of December 31, 1999 and March 31,
    2000 ...............................................................    3
   Consolidated Statements of Operations for the three months ended
    March 31, 1999 and 2000.............................................    4
   Consolidated Statements of Cash Flows for the three months ended
    March 31, 1999 and 2000.............................................    5
   Notes to Consolidated Financial Statements...........................    6
  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................    8
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.....   14
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................   15
  Item 2. Changes in Securities and Use of Proceeds.....................   15
  Item 6. Exhibits and Reports on Form 8-K..............................   15
  Signatures............................................................   16
  Index to Exhibits.....................................................   17

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                      December 31,  March 31,
                                                          1999        2000
                                                      ------------ -----------
                                                                   (Unaudited)
Assets
Current assets:
 Cash and cash equivalents...........................  $  86,149    $  48,249
 Restricted cash.....................................     28,997       16,207
 Accounts receivable, net............................     34,157       35,646
 Accounts and notes receivable from related parties..        617          611
 Other current assets................................      1,456        2,109
                                                       ---------    ---------
  Total current assets...............................    151,376      102,822
Equipment, furniture and fixtures:
 Equipment, furniture and fixtures...................    200,059      228,612
 Construction in progress............................     10,925       11,396
 Less: accumulated depreciation......................    (44,410)     (50,184)
                                                       ---------    ---------
  Total equipment, furniture and fixtures............    166,574      189,824
 Other assets, net...................................     16,884       17,348
                                                       ---------    ---------
Total assets.........................................  $ 334,834    $ 309,994
                                                       =========    =========
Liabilities, redeemable preferred stock and
 shareholders' deficit
Current liabilities:
 Accounts payable....................................  $  59,546    $  58,776
 Accrued expenses....................................      3,931        3,993
 Accrued interest....................................      8,203        1,424
 Advance billings and other liabilities..............      5,993        6,131
                                                       ---------    ---------
  Total current liabilities..........................     77,673       70,324
 Long-term debt......................................    279,000      279,000
 Other long-term liabilities.........................      1,747        1,673
                                                       ---------    ---------
  Total liabilities..................................    358,420      350,997
Redeemable preferred stock, $.01 par value,
 authorized 10,000,000 shares: Series A redeemable
 convertible preferred stock, 200,000 shares issued
 and outstanding (aggregate liquidation preference of
 $203,000)...........................................    195,756      198,847
Shareholders' deficit:
 Common stock, no par value, authorized 500,000,000
  shares, 92,397,661 shares issued and outstanding in
  1999 and 2000......................................      1,864        1,864
 Common stock warrants...............................     27,000       27,000
 Accumulated deficit.................................   (248,206)    (268,714)
                                                       ---------    ---------
  Total shareholders' deficit........................   (219,342)    (239,850)
                                                       ---------    ---------
Total liabilities, redeemable preferred stock and
 shareholders' deficit...............................  $ 334,834    $ 309,994
                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (Unaudited) (Dollars in thousands, except per share data)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
Revenue.................................................... $ 56,116  $ 66,677
Cost of services...........................................   37,248    41,656
                                                            --------  --------
 Gross profit..............................................   18,868    25,021
Selling, general and administrative expenses...............   19,020    26,407
Depreciation and amortization..............................    4,099     7,148
                                                            --------  --------
Loss from operations.......................................   (4,251)   (8,534)
Other income (expense):
 Interest expense..........................................   (6,632)   (7,548)
 Other income (expense), net (Note 6)......................      791    (1,363)
                                                            --------  --------
Loss before income taxes...................................  (10,092)  (17,445)
Income taxes...............................................      --        --
                                                            --------  --------
Net loss...................................................  (10,092)  (17,445)
Dividend on preferred stock................................      --     (3,000)
                                                            --------  --------
Net loss available for common shareholder.................. $(10,092) $(20,445)
                                                            ========  ========
Basic and diluted loss per share........................... $  (0.10) $  (0.22)
                                                            ========  ========
Basic and diluted weighted average shares outstanding......  100,000    92,398
                                                            ========  ========


          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
Operating Activities:
Net loss.................................................. $(10,092) $(17,445)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation.............................................    3,394     5,945
 Amortization.............................................      705     1,203
 Non-cash compensation related to stock options...........       12        85
 Changes in operating assets and liabilities:
  Accounts receivable.....................................   (1,788)   (1,490)
  Accounts and notes receivable from related parties......      (12)        6
  Other assets............................................     (275)     (711)
  Accounts payable and accrued expenses...................    3,005      (709)
  Accrued interest expense................................   (6,442)   (6,779)
  Advanced billings and other liabilities.................     (409)       64
                                                           --------  --------
Net cash used in operating activities.....................  (11,902)  (19,831)
Investing Activities:
 Change in restricted cash................................   12,248    12,790
 Purchases of equipment, furniture and fixtures, net......  (22,927)  (29,195)
 Purchase of other assets.................................     (847)   (1,555)
                                                           --------  --------
Net cash used in investing activities.....................  (11,526)  (17,960)

Financing Activities:
 Net proceeds from long-term borrowings...................   16,163        --
 Additional issuance costs of redeemable preferred stock..       --       (60)
 Decrease in other long-term liabilities..................     (249)       --
 Increase in deferred financing costs and other assets....       --       (49)
                                                           --------  --------
Net cash provided by (used in) financing activities.......   15,914      (109)
                                                           --------  --------
Decrease in cash and cash equivalents.....................   (7,514)  (37,900)
Cash and cash equivalents at beginning of period..........   12,767    86,149
                                                           --------  --------
Cash and cash equivalents at end of period................ $  5,253  $ 48,249
                                                           ========  ========
Supplemental disclosure of cash flow information:
Cash paid for interest.................................... $ 13,539  $ 14,442
                                                           ========  ========

           See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2000 (Unaudited)

Note 1: The Company and Significant Accounting Policies

 Basis of Presentation

   The consolidated financial information includes the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

   Certain amounts in the March 31, 1999 financial statements have been reclassified to conform to the March 31, 2000 presentation.

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

 Equipment, Furniture and Fixtures

   During the fourth quarter of 1997, the Company commenced construction on its fiber optic network. Interest costs associated with the construction are capitalized. The total amount capitalized for the three-month periods ended March 31, 2000 and 1999 was $0.1 million and $0.5 million, respectively.

   Costs associated with the fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.

Note 2: Long-Term Debt And Credit Facilities

   Senior Notes--On September 22, 1997, the Company issued $250.0 million of 10 1/2% Initial Notes which were exchanged for Senior Notes in January 1998. The entire original principal balance is due September 2007, with interest payable semi-annually on March 15th and September 15th of each year. The Senior Notes contain various financial and administrative covenants with which the Company must comply, including certain restrictions on the incurrence of additional indebtedness and payment of dividends under circumstances specified in the indenture governing the Senior Notes.

                               BTI TELECOM CORP.

   Credit Facilities--In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the"Facilities"). Borrowings under the Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Borrowings under the Facilities can be used for working capital and other purposes. At March 31, 2000, no amounts were outstanding under the Facilities. In addition, there was $140,000 outstanding in letters of credit at March 31, 2000. The Facilities agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30- , 60- or 90-day LIBOR rate or the prime rate, plus an applicable margin. This margin varies based on the Company's financial position from 0.0%-1.25% for borrowings under the prime rate option and from 1.75%-3.0% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. The Facilities contain various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends.

   In September 1999, the Company obtained an additional $60.0 million credit facility (the "Facility"). Borrowings under the Facility are to be used to finance segments of the Company's fiber optic network and associated infrastructure. The Facility agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facility are secured by a first security interest in the Company's fiber optic network and associated infrastructure and a secondary interest in substantially all of the Company's assets. Outstanding amounts bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate, plus an applicable margin. This margin varies based on the Company's financial position and additional equity issuances from 2.0%-3.5% for borrowings under the LIBOR option and from 1.0%-2.5% for borrowings under the prime rate option. The Company is also required to pay a fee of 1.5% per year on the unused commitment. As of March 31, 2000, there was a total of $29.0 million available and outstanding under the facility. The Facility contains various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends.

Note 3: Income Taxes

   For the three-month periods ended March 31, 2000 and 1999, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month periods ended March 31, 2000 and 1999. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Note 4: Commitments

   During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communications system. Commitments to purchase optical fibers under this contract total approximately $51.0 million, $49.1 million of which was fulfilled through March 31, 2000. Costs associated with fiber optic network segments under construction are classified as "Construction in progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives. The remaining commitments extend through mid 2000. In addition, the Company has made certain other commitments for the purchase of equipment in connection with its capital program.

Note 5: Contingencies

   In April 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. (collectively, "Wachovia"). Wachovia alleges that the Company breached a letter agreement between Wachovia and the Company which provided that Wachovia would receive a placement fee of $10 million in exchange for Wachovia's services as financial advisor for the Company's private equity transactions. The Company disputes Wachovia's claim and intends to vigorously defend itself in this litigation. Because discovery is ongoing, and due to the uncertainties inherent in the litigation process, the Company is unable to predict the likelihood of an unfavorable outcome. If Wachovia were successful in its claim, any additional fees (paid above the amount the Company has accrued based on its estimate of the fair market value of the services provided) would be treated as equity transaction costs and therefore not be charged against the Company's earnings.

Note 6: Other income (expense), net

   Other income (expense), net consisted principally of interest income, offset by an accrual for the full amount of the agreement to settle the lawsuit with Gulf Communications, LLC, including the estimated legal costs to complete this transaction.

   ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

   The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. BTI Telecom Corp. and its wholly owned susidiaries (the "Company") believes that its primary risk factors include, but are not limited to: high leverage; the ability to service debt; significant capital requirements; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the March 31, 2000 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Business of the Company

 Overview

   BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc. ("BTI"), is a provider of telecommunications services in the southeastern United States. We currently offer (1) integrated retail voice services, including local, long distance, paging AIN applications, operator and other enhanced services; (2) data services, which include dial-up and dedicated Internet Service, digital subscriber line ("DSL") high-speed Internet access, private line, wholesale fiber capacity, frame relay and ATM services; and (3) wholesale voice services including switched/dedicated access and prepaid calling card services. As of March 31, 2000, we had 23 sales offices in the southeastern United States.

   We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh, and began offering local exchange services in November 1997 primarily on a resale basis. However, we are transitioning customers onto our own facilities and have installed Lucent 5E2000 local switches in Raleigh, Charlotte, Greensboro and Wilmington, North Carolina; Columbia and Greenville, South Carolina; Orlando, Tampa and Jacksonville, Florida; and Atlanta, Georgia. In addition to these local switches, we have co-located digital loop carriers in 48 incumbent local exchange carrier central offices and we have two digital loop carriers in stand-alone locations to provide more cost-effective local services to our business customers. These co-locations also facilitate our data service product offerings, as they allow for more rapid deployment of DSL services. As of March 31, 2000 we had sold over 102,250 access lines, of which 96,200 were in service. Approximately 35% of these lines in service were facilities-based. In addition, over 98% of BTI's access lines are non-Internet service provider lines. As of March 31, 2000 we had also sold 330 DSL lines, 220 of which were in service.

   We operate a fiber optic network, consisting of owned and leased transmission capacity, concentrated in the southeastern United States. In October 1997, we entered into an agreement with Qwest Communications to acquire an indefeasible right to use approximately 3,375 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. As of March 31, 2000, more than 3,100 route miles of this network were operational, and we expect the remainder to be completed during the second quarter 2000. In addition to carrying our own traffic, this network allows us to market excess fiber capacity to other telecommunication companies.We also have approximately 350 miles of additional fiber optic network in North Carolina, resulting in approximately 3,500 total miles of network in service. We have also installed 16 frame relay switches within our network to enhance our current and future data service offerings.

Results of Operations
For the Three Months Ended March 31, 2000 and 1999

 Revenue

   Revenue for the first quarter of 2000 was $66.7 million, representing an increase of 18.8% as compared to the same period in 1999, when revenue was $56.1 million. This $10.6 million increase is primarily attributable to increases in integrated voice services and data services.

   Total integrated voice services revenue increased $6.4 million, or 18.7%, from $34.4 million in the first quarter of 1999 to $40.8 million in the first quarter of 2000. Growth of 81.3% in local service revenue accounted for the majority of this increase, combined with an increase of 1.4% in retail long distance revenue. Although retail long distance revenue only increased by 1.4%, customer minutes of usage actually increased by 10.9% over the first quarter of 1999, demonstrating the strong demand that continues to be partially offset by price compression. We continue to experience success in bundling our retail products, as evidenced by the fact that approximately 90% of our new local service customers also purchase our long distance services. Local lines in service increased 66.7% from 57,700 at the end of first quarter 1999 to approximately 96,200 at the end of first quarter of 2000.

   Our total data services revenue increased $3.2 million, or 56.2%, from the first quarter of 1999 to the first quarter of 2000. Retail data revenue increased 62.2% while wholesale data/private line revenue increased 53.5% period over period. Strong demand from both retail and wholesale customers for increasing amounts of data services is evident through our revenue growth and our current backlog of approximately $2.5 million in annual revenue. Additionally, the continued expansion of our network infrastructure will allow us to provide a greater percentage of these data services on our network, resulting in improved customer service and higher margins.

   Wholesale voice service revenue increased $0.9 million, or 5.6%, from $15.9 million in the first quarter of 1999 to $16.8 million in the first quarter of 2000. Growth in wholesale voice services is due largely to increased revenue from our domestic switched wholesale product, which was $11.0 million in the first quarter of 2000 as compared to $7.9 million in the first quarter of 1999. While this represents a 38.0% increase in revenue, domestic wholesale long distance minutes increased 62.4% between the same periods, demonstrating the continuing effects of access charge reform on pricing of these services. The increase in domestic wholesale revenue was partially offset by a decrease of $1.8 million in prepaid card services revenue, which was a result of strategic pricing changes we made to preserve certain minimum margins in this product.

 Cost of Services

   Cost of services represented 62.5% of total revenue for the three-month period ended March 31, 2000, as compared to 66.4% of total revenue for the same period during 1999. Our lower cost of services during the first quarter of 2000 reflects the effects of various improvements in our underlying cost components, including improved margins as we have installed more local switches and converted local resale customers to facilities-based services.

   Expansion of our fiber optic network, the continuing effect of access charge reform and rate decreases from our underlying service providers have improved our margin percentages. In addition to adding revenue from capacity sales of other telecommunication providers, our fiber optic network provides for cost savings throughout our network by reducing payments we make to other carriers for the use of their transport facilities. At March 31, 2000, we had deployed approximately 3,500 miles of our fiber optic network.

   As a result of the growth of our fiber optic network and other infrastructure, we are able to offer a bundled suite of retail products, which combines lower long distance rates with facilities-based local service. Overall gross margins on customers purchasing our bundled suite of products are maintained or improved over customers purchasing individual or non-bundled products despite a lower rate per minute for long distance. These improved margins are achieved because we avoid access charges on long distance calls placed by our customers and have the ability to bill other telecommunication carriers access charges for the use of our local network. The success of this concept is demonstrated by the fact that we are providing long distance service to almost 90% of our local service customers.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the first quarter of 2000 were $26.4 million, or 39.6% of total revenue, as compared to $19.0 million, or 33.9% of total revenue, for the first quarter of 1999. The increase in the amount of our selling, general and administrative expenses is largely attributable to the significant investment in human resources and increased marketing and advertising efforts associated with the accelerated expansion of our local and data services and deployment of additional fiber optic network. As we continue to introduce new data services, such as DSL and frame relay, we incur significant advance marketing and sales costs to insure the successful launch of these products. We are increasing the pace at which we are deploying services and network infrastructure in new markets, in addition to increasing the number of switches located throughout our existing markets. Our larger infrastructure and quickened rate of expansion create more demand for personnel,and the need for more qualified, technically advanced personnel is rising as we sell and service more technically advanced products. These increases in selling, general and administrative expenses as a percent of revenue are designed to provide us with the ability to expand into new markets, maximize customer retention and provide for continuing growth.

   Depreciation and amortization was $7.1 million for the three months ended March 31, 2000, representing an increase of 74.4% over the same period in the previous year. The increase is primarily attributable to capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

 Other Income (Expense)

   Interest expense was $7.5 million for the three month ended March 31, 2000, compared to $6.6 million in the same period of the previous year. The $0.9 million increase is primarily attributable to increased borrowings under our credit facilities during the first quarter of 2000 compared to the first quarter of 1999.

   Other income (expense), net, for the three months ended March 31, 2000 included higher interest income primarily as a result of increased cash balances from the sale of $200 million in redeemable preferred stock in December, 1999. In addition, the three months ended March 31, 2000 also included an expense accrual for the full amount of the agreement to settle a pending lawsuit filed by Gulf Communications, L.L.C., including the estimated legal costs to complete this transaction.

 EBITDA

   EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization, other non-cash charges, and certain non-recurring items included in other income/expense. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

   Our EBITDA loss for the three months ended March 31, 2000, was $1.3 million as compared to a $0.1 million loss for the same period in 1999. The greater EBITDA loss was primarily attributable to a 38.8% increase in selling, general and administrative expenses for the first quarter of 2000 over the first quarter of 1999. Higher selling, general and administrative expenses are largely linked to the acceleration of our growth program.

Income Taxes

   We generated net losses for the three-month periods ended March 31, 2000 and 1999. Based upon management's plans to expand the business through the construction and expansion of its networks, customer base and product offerings, this trend is expected to continue. Given these circumstances, we have established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month periods ended March 31, 2000 and 1999. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

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

Liquidity and Capital Resources

 Review of Cash Flow Activity

   We have funded our operations and growth primarily from operating cash flows, borrowings and the proceeds from the sale of our redeemable preferred stock. During the first three months of 2000 we used $19.8 million for operating activities as compared to $11.9 million used in the same period in 1999. The primary driver of this change is the net loss of $17.4 million experienced during the first three months of 2000 compared to the net loss of $10.1 million in the first quarter of 1999. In addition to this change, cash used in operating activities was increased by greater net changes in accounts payable during the three months ended March 31, 2000.

   Cash used for investing activities during the first three months of 2000 was $18.0 million compared to $11.5 million in the first three months of 1999. The net investment in capital expenditures was $29.2 million and $22.9 million during the three-month periods ended March 31, 2000 and 1999, respectively. These investments were primarily related to the deployment of the fiber optic network and purchases of equipment for the continuing development of our facilities-based local exchange services and the deployment of additional data service offerings. Cash used for investments was offset in part by the provision of $12.8 million and $12.2 million of cash from the restricted cash accounts for the three months ending March 31, 2000 and 1999, respectively, to fund the interest payments on the Senior Notes.

   Cash used in financing activities in the first three months of 2000 was $0.1 million compared to cash provided by financing activities of $15.9 million in the first three months of 1999. During the three-month period ended March 31, 1999, we received net proceeds of $16.2 million from borrowings under our credit facilities discussed below.

 Debt

   10 1/2% Senior Notes. On September 22, 1997, we issued $250.0 million principal amount of 10 1/2% Senior Notes (the "Senior Notes") due 2007. Interest on the Senior Notes is payable semiannually, on March 15 and September 15.

   The Senior Notes are unsubordinated indebtedness equal in right of payment with all of our existing and future unsubordinated indebtedness. Approximately $74.1 million of the net proceeds from the sale of the Senior Notes was used to purchase U.S. government securities to secure and fund the first six interest payments on the Senior Notes, which are held as restricted cash. As of March 31, 2000, our restricted cash balance was $16.2 million, available to fund the interest payment due on September 15, 2000. The Senior Notes will mature on September 15, 2007.

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

   GE Capital Credit Facilities. Our wholly owned subsidiary, BTI, has a credit agreement with GE Capital (the "GE Capital Facilities") providing for the following facilities:

  .  A $30.0 million revolving credit facility; and

  .  A $30.0 million note facility.

   Effective June 30, 1998, we amended and restated the GE Capital Facilities. Borrowings under the GE Capital Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, as defined in the loan agreement. These borrowings can be used for working capital and other purposes. Borrowings under the GE Capital Facilities are secured by substantially all of our assets and guaranteed by us. The borrowings bear interest at the 30-, 60- or 90- day London Interbank Offered Rate ("LIBOR") or the prime rate, plus an applicable spread which varies, based upon our financial position, from 0.0% to 1.25% for borrowings at prime and from 1.75% to 3.0% for borrowings at LIBOR. We are also required to pay a fee of 0.375% per year on the unused portion of the GE Capital Facilities. At March 31, 2000, no amounts were outstanding under the GE Capital Facilities, other than $140,000 in letters of credit. The GE Capital Facilities require our compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the GE Capital Facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

   Bank of America Credit Facility. On September 8, 1999, we obtained a $60.0 million credit facility from Bank of America (the "Bank of America Facility"). Availability under this facility is based on the amount of fiber optic network purchased from Qwest Communications and purchases of related equipment from Nortel Networks, Inc. As of March 31, 2000, there was a total of $29.0 million available and outstanding under the Bank of America Facility. Borrowings are secured by a first security interest in the fiber optic network and related equipment and a second security interest in substantially all of our assets. These borrowings bear interest, at our option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate plus an applicable margin. This margin varies, based on our financial position and additional equity issuances, from 1.00% to 2.50% for borrowings under the prime rate option and from 2.00% to 3.50% for borrowings under the LIBOR option. We are also required to pay of fee of 1.5% per year on the unused commitment. The Bank of America Facility contains various financial covenants with which we must comply on a monthly and quarterly basis. We are currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

 Preferred Equity Investment

   WCAS Preferred Investment. On December 28, 1999, Welsh, Carson, Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of our Series A preferred stock and warrants to purchase 4,500,000 shares of our common stock for a purchase price of $200.0 million. Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of our common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at our election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts due on our Senior Notes are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of change in control of BTI Telecom, Inc. or December 28, 2002. The warrants are cancelable in the event we undertake a public offering of our common stock and our stock achieves certain price levels.

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

 Capital Spending

   We incurred total capital expenditures of $29.6 million during the three months ended March 31, 2000, including $10.6 million related to our fiber optic network and $18.4 million in other telecommunications equipment and corporate infrastructure, primarily for the continued expansion of our competitive local exchange carrier (CLEC) operations. We spent $22.9 million on capital expenditures during the same period in 1999. Based on our current business plan and the availability of future financings, we estimate capital requirements through the year 2001 to be between $200 million and $250 million. Capital requirements include the projected costs of:

  .  expanding our fiber optic network,

  .  adding sales offices in new geographic locations,

  .  expanding our local service infrastructure, and

  .  accelerating our data service offerings.

   The actual amount and timing of our capital requirements might differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the telecommunications industry. Although there can be no assurance, we believe that proceeds from future financing transactions, together with cash on hand, borrowings expected to be available under our credit facilities, and cash flow from operations will be sufficient to expand our business as currently planned. We expect cash flow from operations during 2000 to remain at or near breakeven as we continue to expand our CLEC offerings and complete the deployment of our fiber optic network. In the event our plans change or our forecasts prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our planned growth and operations. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or in the event we decide to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include public or private debt and equity offerings, subject to compliance with the provisions in the indenture governing the Senior Notes, the GE Capital Facilities and the Bank of America Facility. Additional financing might not be available to us, or might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements.

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

Effects of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133"). SFAS 133 will require the recognition of all derivatives on our consolidated balance sheet at fair value. SFAS 133, as amended by SFAS 137, is effective for all quarters of fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS 133 will have significant effect on our results of operations or financial position.

      ITEM 3 -- Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

   Although we invest our short-term excess cash balances, the nature and quality of these investments are restricted under the terms of the indenture for the Senior Notes and our internal investment policies. These investments are limited primarily to U.S. Treasury securities, certain time deposits, and high-quality repurchase agreements and commercial paper (with restrictions on the rating of the companies issuing these instruments). We do not invest in any derivative or commodity type instruments. In addition, the restricted cash balance available to fund the next scheduled interest payment on the Senior Notes is invested in U.S. Treasury securities in accordance with the terms of the related agreements. Accordingly, we are subject to minimal market risk on any of our investments.

   The majority of our debt, which consists of $250 million of the Senior Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the GE Capital Facilities and the Bank of America Facility, which bear interest at variable rates based upon market conditions and our financial position. As of March 31, 2000, borrowings under these credit facilities were $29.0 million. Management believes that this debt does not currently create a significant amount of interest rate risk and, as such, has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate our business risk, and we might enter into hedging transactions if conditions warrant.

                         PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings

   We have reached a settlement of our lawsuit with Gulf Communications, L.L.C., and fully accrued the expense, including estimated legal costs to complete this transaction, as an item of other income (expenses), net.

   In April 2000, we were served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. Wachovia alleges that we breached a letter agreement between Wachovia and us which provided that Wachovia would receive a placement fee of $10 million in exchange for Wachovia's services as financial advisor for the Company's equity transaction. We dispute Wachovia's claim and intend to vigorously defend ourselves in this litigation. Because discovery is ongoing, and due to the uncertainties inherent in the litigation process, we are unable to predict the likelihood of an unfavorable outcome. If Wachovia were successful in its claim, any additional fees (above the amount we have accrued based on our estimate of the fair market value the services provided), would be treated as equity transaction costs and therefore would not be charged against our earnings.

   Except as described above, we are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 2 -- Changes in Securities and Use of Proceeds

   For the three months ended March 31, 2000, we granted options to purchase an aggregate of 329,280 shares of our common stock to 76 employees and directors. The offering of these securities was deemed to be exempt from registration under Section 4(2) of, or Rule 701 promulgated under, the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6 -- Exhibits and Reports on Form 8-K

  (a) See Exhibit Index

  (b) Reports on Form 8-K filed during the quarter: On January 12, 2000, we filed a Form 8-K to report our $200 million private placement to Welsh, Carson Anderson & Stowe VIII, L.P.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BTI Telecom Corp.
                                           ____________________________________
                                                        (Registrant)

Dated: May 15, 2000

                                                     /s/ Brian Branson
                                          By: _________________________________
                                                       Brian Branson
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description
 ------- -----------
 27      Financial Data Schedule