Form 10-Q
period 2000-06-30
BTI TELECOM CORP
filed 2000-08-14
CIK 1050524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the quarterly period ended June 30, 2000

                                      or

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

No Par Value Common Stock                92,522,661 shares as of August 11,
2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BTI TELECOM CORP.

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
   Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000
    ....................................................................    3
   Consolidated Statements of Operations for the three and six month
    periods ended June 30, 1999 and 2000................................    4
   Consolidated Statements of Cash Flows for the six month periods ended
    June 30, 1999 and 2000..............................................    5
   Notes to Consolidated Financial Statements...........................    6
  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................    8
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.....   17
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................   18
  Item 2. Changes in Securities and Use of Proceeds.....................   18
  Item 6. Exhibits and Reports on Form 8-K..............................   18
  Signatures............................................................   19
  Index to Exhibits.....................................................   20

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (Unaudited)
Assets
Current assets:
 Cash and cash equivalents............................   $  86,149    $   5,535
 Restricted cash......................................      28,997       13,684
 Accounts receivable, net.............................      34,157       38,806
 Accounts and notes receivable from related parties...         617          620
 Other current assets.................................       1,456        2,654
                                                         ---------    ---------
  Total current assets................................     151,376       61,299
Property, plant and equipment:
 Property, plant and equipment........................     200,059      251,752
 Construction in progress.............................      10,925       28,877
 Less: accumulated depreciation.......................     (44,410)     (57,085)
                                                         ---------    ---------
  Total equipment, furniture and fixtures.............     166,574      223,544
 Other assets, net....................................      16,884       23,046
                                                         ---------    ---------
Total assets..........................................   $ 334,834    $ 307,889
                                                         =========    =========
Liabilities, redeemable preferred stock and
 shareholders' deficit
Current liabilities:
 Accounts payable.....................................   $  59,546    $  50,702
 Accrued expenses.....................................       3,931        4,795
 Accrued interest.....................................       8,203        8,002
 Advance billings and other liabilities...............       5,993        9,018
                                                         ---------    ---------
  Total current liabilities...........................      77,673       72,517
 Long-term debt.......................................     279,000      290,696
 Other long-term liabilities..........................       1,747        1,639
                                                         ---------    ---------
  Total liabilities...................................     358,420      364,852
Redeemable preferred stock, $.01 par value, authorized
 10,000,000 shares:
 Series A redeemable convertible preferred stock,
 200,000 shares issued
 and outstanding (aggregate liquidation preference of
 $206,000)............................................     195,756      201,998
Shareholders' deficit:
 Common stock, no par value, authorized 500,000,000
  shares, 92,397,661 and 92,522,661 shares issued and
  outstanding in 1999 and 2000, respectively..........       1,864        3,364
 Common stock warrants................................      27,000       27,000
 Accumulated deficit..................................    (248,206)    (289,325)
                                                         ---------    ---------
  Total shareholders' deficit.........................    (219,342)    (258,961)
                                                         ---------    ---------
Total liabilities, redeemable preferred stock and
 shareholders' deficit................................   $ 334,834    $ 307,889
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (Unaudited) (In thousands, except per share data)

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         1999      2000      1999      2000
                                       --------  --------  --------  --------
Revenue............................... $ 61,646  $ 64,631  $117,762  $131,308
Cost of services......................   40,065    39,741    77,313    81,396
                                       --------  --------  --------  --------
 Gross profit.........................   21,581    24,890    40,449    49,912
Selling, general and administrative
 expenses.............................   20,985    27,293    40,005    53,700
Depreciation and amortization.........    4,739     8,147     8,838    15,295
                                       --------  --------  --------  --------
Loss from operations..................   (4,143)  (10,550)   (8,394)  (19,083)
Other income (expense):
 Interest expense.....................   (6,842)   (7,514)  (13,474)  (15,061)
 Other income (expense), net..........      631       628     1,422      (737)
                                       --------  --------  --------  --------
Loss before income taxes..............  (10,354)  (17,436)  (20,446)  (34,881)
Income taxes .........................       --        --        --        --
                                       --------  --------  --------  --------
Net loss..............................  (10,354)  (17,436)  (20,446)  (34,881)
Dividend on preferred stock...........       --    (3,000)       --    (6,000)
                                       --------  --------  --------  --------
Net loss available for common
 shareholders......................... $(10,354) $(20,436) $(20,446) $(40,881)
                                       ========  ========  ========  ========
Basic and diluted loss per share...... $  (0.10) $  (0.22) $  (0.20) $  (0.44)
                                       ========  ========  ========  ========
Basic and diluted weighted average
 shares outstanding...................  100,000    92,471   100,000    92,471
                                       ========  ========  ========  ========


          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
Operating Activities:
Net loss.................................................... $(20,446) $(34,881)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation...............................................    7,381    12,754
 Amortization...............................................    1,457     2,541
 Non-cash compensation related to stock options.............      320        78
 Changes in operating assets and liabilities:
  Accounts receivable.......................................   (4,294)   (3,741)
  Accounts and notes receivable from related parties........      (18)        5
  Other assets..............................................     (570)   (1,233)
  Accounts payable and accrued expenses.....................   14,655    (8,883)
  Accrued interest expense..................................      178      (201)
  Advance billings and other liabilities....................    2,295     2,456
                                                             --------  --------
Net cash provided by (used in) operating activities.........      958   (31,105)
Investing Activities:
 Change in restricted cash..................................   11,880    15,313
 Purchases of property, plant and equipment, net............  (45,605)  (69,634)
 Purchase of other assets...................................   (1,834)   (2,875)
 Acquisitions, net of cash acquired.........................       --    (3,845)
                                                             --------  --------
Net cash used in investing activities.......................  (35,559)  (61,041)

Financing Activities:
 Net proceeds from long-term borrowings.....................   27,744    11,696
 Decrease in other long-term liabilities....................     (503)       --
 Increase in deferred financing costs and other assets......       (8)     (101)
 Additional issuance costs of redeemable preferred stock....       --       (63)
 Distributions paid.........................................      (50)       --
                                                             --------  --------
Net cash provided by financing activities...................   27,183    11,532
                                                             --------  --------
Decrease in cash and cash equivalents.......................   (7,418)  (80,614)
Cash and cash equivalents at beginning of period............   12,767    86,149
                                                             --------  --------
Cash and cash equivalents at end of period.................. $  5,349  $  5,535
                                                             ========  ========
Supplemental disclosure of cash flow information:
Cash paid for interest...................................... $ 14,233  $ 15,456
                                                             ========  ========

           See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 2000 (Unaudited)

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

   Certain amounts in the June 30, 1999 financial statements have been reclassified to conform to the June 30, 2000 presentation.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of FASB Statement No. 133" ("SFAS 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and 138, will require the recognition of all derivatives on our consolidated balance sheet at fair value and is effective for all quarters of fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS 133 will have a significant effect on our results of operations or financial position.

 Property, Plant and Equipment

   Interest costs associated with construction of capital assets, primarily fiber optic network and switching facilities, are capitalized. The total amount capitalized for the six-month periods ended June 30, 2000 and 1999 was $0.2 million and $0.9 million, respectively.

   Costs associated with the construction of the fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. As segments of the network are completed, these costs will be transferred into service and depreciated over their useful lives.

 Goodwill

   Goodwill represents the excess of the cost of the acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed using the purchase method of accounting. Goodwill is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Amortization is provided using the straight-line method over 25 years.

                               BTI TELECOM CORP.

Note 2: Long-Term Debt And Credit Facilities

   Senior Notes--On September 22, 1997, the Company issued $250.0 million of 10 1/2% Initial Notes which were exchanged for Senior Notes in January 1998. The entire original principal balance is due September 2007, with interest payable semi-annually on March 15th and September 15th of each year. The Senior Notes contain various financial and administrative covenants with which the Company must comply, including restrictions on the incurrence of additional indebtedness and payment of dividends under circumstances specified in the indenture governing the Senior Notes.

   Credit Facilities--In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Availability under the Facilities is based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, which totaled $58.6 million, including amounts outstanding at June 30, 2000. Borrowings under the Facilities can be used for working capital and other purposes. As of June 30, 2000, there was a total of $11.7 million outstanding under the Facilities, in addition to $0.2 million in letters of credit. The Facilities agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30- , 60- or 90-day LIBOR rate plus 4% or the prime rate plus 3%. The Company is also required to pay a fee of 0.375% per year on the unused commitment. The Facilities contain various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends. The Company is currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants.

   In September 1999, the Company obtained an additional $60.0 million credit facility (the "Facility"). Borrowings under the Facility are to be used to finance segments of the Company's fiber optic network and associated infrastructure. The Facility agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facility are secured by a first security interest in the Company's fiber optic network and associated infrastructure and a secondary interest in substantially all of the Company's assets. Outstanding amounts bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate, plus an applicable margin. This margin varies based on the Company's financial position from 2.0%-3.25% for borrowings under the LIBOR option and from 1.0%-2.25% for borrowings under the prime rate option. As of June 30, 2000, there was a total of $29.0 million available under the Facility, all of which was outstanding. The Facility contains various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends. The Company is currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants.

Note 3: Income Taxes

   For the three-month and six-month periods ended June 30, 2000 and 1999, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month and six-month periods ended June 30, 2000 and 1999. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Note 4: Commitments

   During 1997, the Company signed a contract for the indefeasible right to use certain optical fibers in a communications system. Commitments to purchase optical fibers under this contract total approximately $51.0 million, $49.5 million of which was fulfilled through June 30, 2000. Costs associated with fiber optic network segments under construction are classified as "Construction in progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives. The remaining commitments extend through August 2000. In addition, the Company has made certain other commitments for the purchase of equipment in connection with its capital program.

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

Note 6: Other income (expense), net

   For the first six months of 2000, other income (expense) consisted principally of interest income, offset by an accrual for the full amount of the agreement to settle the lawsuit with Gulf Communications, LLC, including the legal costs to complete this transaction.

   ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

   The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. BTI Telecom Corp. and its wholly owned subsidiaries (the "Company") believes that its primary risk factors include, but are not limited to: significant capital requirements; high leverage; the ability to service debt; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the June 30, 2000 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Business of the Company

 Overview

   BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc. ("BTI"), is a provider of telecommunications services in the southeastern United States. We currently offer (1) integrated retail voice services, including local, long distance, paging, AIN applications, operator and other enhanced services; (2) data services, including dial-up and dedicated Internet service, digital subscriber line ("DSL") high-speed Internet access, private line, wholesale fiber capacity, frame relay, ATM, network integration solutions and Website design and development services; and
(3) wholesale voice services including switched/dedicated access and prepaid calling card services. As of June 30, 2000, we had 27 sales offices in the southeastern United States.

   We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh, and began offering local exchange services in November 1997 primarily on a resale basis. However, we are transitioning customers onto our own facilities and have installed Lucent 5E2000 local switches in Raleigh, Charlotte, Greensboro, Greenville and Wilmington, North Carolina; Charleston, Columbia and Greenville, South Carolina;

Orlando, Tampa and Jacksonville, Florida; and Atlanta, Georgia. In addition to these local switches, we have co-located digital loop carriers in 52 incumbent local exchange carrier central offices and we have two digital loop carriers in stand-alone locations to provide more cost-effective local services to our business customers. These co-locations also facilitate our data service product offerings, as they allow for more rapid deployment of DSL services. As of June 30, 2000 we had sold approximately 113,000 access lines, of which 104,700 were in service. Approximately 39% of these lines in service were facilities-based. As of June 30, 2000 we had also sold 624 DSL lines, 410 of which were in service.

   We operate a fiber optic network, consisting of owned and leased transmission capacity, concentrated in the southeastern United States. In October 1997, we entered into an agreement with Qwest Communications to acquire an indefeasible right to use approximately 3,375 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. As of June 30, 2000, more than 3,100 route miles of this network were operational, and we expect the remainder to be completed during the third quarter 2000. In addition to carrying our own traffic, this network allows us to market excess fiber capacity to other telecommunication companies.We also have approximately 350 miles of additional fiber optic network in North Carolina, resulting in approximately 3,500 total miles of network in service. During the second quarter of 2000, we commenced the construction of a 500 mile Coastal Carolina fiber optic network extending from Raleigh to Wilmington, North Carolina and ultimately to Savannah, Georgia. We expect the construction to be completed during the fourth quarter of 2000, bringing our total fiber network to over 4,200 miles. We have also installed 20 frame relay switches within our network to enhance our current and future data service offerings.

Results of Operations
For the Three Months Ended June 30, 2000 and 1999

 Revenue

   Revenue for the second quarter ended June 30, 2000, was $64.6 million, representing an increase of 4.8% as compared to the same period in 1999, when revenue was $61.6 million. This $3.0 million increase is comprised of $9.4 million increase in integrated voice and data services, which was partially offset by a decrease of $6.4 million in wholesale voice services revenue. During this same period, we continued to execute our strategy to diversify our revenue mix, primarily through significant growth in our local and data services, as well as the addition of new product offerings.

   Total integrated voice services revenue increased $5.5 million, or 15.6%, from $35.3 million in the second quarter of 1999 to $40.8 million in the second quarter of 2000. Growth of 69.0% in local service revenue accounted for the increase, combined with a decrease of 2.3% in retail long distance. Retail long distance minutes of usage actually increased 5.5% over the second quarter of 1999, even though retail long distance revenue decreased during the same period, demonstrating the increased demand that continues to be offset by price compression. We continue to experience success in bundling our retail products, as evidenced by the fact that approximately 90% of our new local service customers also purchase our long distance services. Local lines in service increased 52.6% from 68,600 at the end of second quarter of 1999 to approximately 104,700 at the end of the second quarter of 2000. In addition, the local lines in service which are facilities-based increased by 27,300, or 208.4%, from 13,100 at the end of the second quarter of 1999 to approximately 40,400 at the end of the second quarter of 2000.

   Our total data services revenue increased $3.9 million, or 57.6%, from $6.7 million in the second quarter of 1999 to $10.5 million in the second quarter of 2000. Retail data revenue increased 52.6% while wholesale data/private line revenue increased 44.5% during the same period. Also contributing to the increase in data services revenue were the strategic acquisitions of US Datacom and Max Commerce, which provide network integration and management solutions, as well as Web site design and development services, respectively. Strong demand from both retail and wholesale customers for increasing amounts of data services is evident through our revenue growth and our current pending order volume which represents approximately $4.2 million in annual revenue. Additionally, the continued expansion of our network infrastructure allows us to provide a greater percentage of these data services on our network, resulting in improved customer service and higher margins.

   Wholesale voice services revenue decreased $6.4 million, or 32.4%, from $19.7 million in the second quarter of 1999 to $13.3 million in the second quarter of 2000. This decline was due largely to decreased revenue from our prepaid calling card product, which was $8.1 million in the second quarter of 1999 as compared to $1.6 million in the second quarter of 2000. This represents an 80.1% decrease in revenue, which was primarily the result of strategic pricing changes we made to preserve certain minimum margins on this product. Wholesale long distance increased by $0.1 million for the second quarter of 2000 as compared to the same period in 1999. Wholesale long distance minutes increased 25.9% during the same period, demonstrating the continuing effects of price compression driven primarily by access charge reform.

 Cost of Services

   Cost of services decreased from $40.1 million in the second quarter of 1999 to $39.7 million in the second quarter of 2000. Cost of services improved from 65.0% of total revenue for the three-month period ended June 30, 1999, to 61.5% for the same period in 2000. Our lower cost of services percentage during the second quarter of 2000 reflects the effects of various improvements in our underlying cost components, including improved margins on local service as we have installed 4 local switches since the second quarter of 1999 allowing us to continue to migrate customers onto our own facilities. With our ongoing investment in local switching infrastructure, we increased the on-net percentage of local lines from 19% in the second quarter of 1999 to 39% in the second quarter of 2000.

   Expansion of our fiber optic network, the continuing effect of access charge reform and rate decreases from our underlying service providers has also improved margin percentages. In addition to increasing revenue from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings throughout our network by reducing payments we make to other carriers for the use of their transport facilities. At June 30, 2000, we had deployed approximately 3,500 miles of fiber optic network an increase of approximately 2,600 miles over the same period in 1999. In addition, we had installed 20 frame relay switches within our fiber optic network at June 30, 2000, as compared to 6 at June 30, 1999 allowing us to provide a greater percentage of data services on our own network.

   As a result of the growth of our fiber optic network and other infrastructure, we are able to offer a bundled suite of products, which combines lower long distance rates with facilities-based local service. Overall gross margins on customers purchasing our bundled suite of products are maintained or improved over customers purchasing individual or non-bundled products despite a lower rate per minute for long distance. These improved margins are achieved because we avoid access charges on long distance calls placed by our customers and have the ability to bill other telecommunication carriers access charges for the use of our local network.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses in the second quarter of 2000 were $27.3 million, or 42.2% of revenue, as compared to $21.0 million, or 34.0% of revenue, for the same period in 1999. The increase in the amount of our selling, general and administrative expenses was largely attributable to the significant investment in human resources and increased marketing and advertising efforts associated with the accelerated expansion of our sales offices, local and data services and deployment of additional fiber optic network. During the second quarter of 2000, we opened new sales offices and operations centers, which increased marketing costs, sales personnel and other associated costs prior to the generation of significant revenue. In addition, as we continue to introduce new data services, such as DSL and frame relay, we incur significant advance marketing and sales costs to insure the successful launch of these products. We are increasing the pace at which we are deploying services and network infrastructure in new markets, in addition to increasing the number of switches located throughout our existing markets. Our larger infrastructure and quickened rate of expansion create more demand for personnel, and the need for more qualified, technically advanced personnel is rising as we sell and service more technically advanced products. These increases in selling, general and administrative expenses as a percent of revenue are designed to provide us with the ability to expand into new markets, maximize customer retention and provide for continuing growth.

   Depreciation and amortization was $8.1 million for the three months ended June 30, 2000, representing an increase of 71.9% over the same period in the previous year. The increase is primarily attributable to capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

 Other Income (Expense)

   Interest expense was $7.5 million for the three month period ended June 30, 2000, compared to $6.8 million in the same period of the previous year. The $0.7 million increase is due to increased borrowings outstanding under our credit facilities during the second quarter of 2000 as compared to the same period of 1999.

   Interest income increased slightly for the three-month period ended June 30, 2000, compared to the same period of the previous year primarily as result of slightly higher cash balances during this period.

 EBITDA

   EBITDA consists of income (loss) before interest, income taxes depreciation, amortization, other non-cash charges, and certain non-recurring items included in other income/expense. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

   Our EBITDA loss for the three months ended June 30, 2000 was $2.4 million as compared to a $0.9 million EBITDA gain for the same period in 1999. The decline in EBITDA was primarily attributable to a 32.0% increase in selling, general and administrative expenses for the three months ended June 30, 2000 over the same period in 1999. The increase in our selling, general and administrative expenses is due to the acceleration of our growth initiatives and expansion of new products and services.

For the Six Months Ended June 30, 2000 and 1999

 Revenue

   Revenue for the six months ended June 30, 2000 increased $13.5 million, or 11.5%, to $131.3 million from $117.8 for the six months ended June 30, 1999. Consistent with our strategy to diversify our revenue mix, this growth was primarily driven by increases in local and data services, in addition to expanded product offerings.

   The increase in total integrated voice services revenue was $11.9 million, or 17.1%, from $69.7 million for the six months ended June 30, 1999 to $81.6 million for the six months ended June 30, 2000. Local service revenue growth of $12.2 million, or 74.6%, was driven by the continued success of our bundled product offerings. Local lines in service increased by 36,100 lines or 52.6%, from 68,600 at June 30, 1999 to 104,700 at June 30, 2000. The growth in local service revenue was offset by the reduction in retail long distance revenue of $0.2 million, or 0.5%. This reduction is primarily a result of the effect of price compression, as demonstrated by the fact that retail long distance minutes actually increased by 8.2% from June 30, 1999 to June 30, 2000.

   Total data services revenue increased from $12.5 million for the first six months of 1999 to $19.6 million during the first six months of 2000. This $7.1 million, or 56.9%, increase was due to a strong demand from both retail and wholesale customers for increased data services. In addition, our expanded network infrastructure will enables us to provide a greater percentage of these data services on our network, allowing for improved customer service and higher margins.

   Wholesale voice services decreased by $5.5 million, or 15.4%, from $35.6 million as of June 30, 1999 to $30.1 million as of June 30, 2000. The primary reason for the decrease in wholesale voice services was the decline in prepaid calling card revenue. This $8.3 million, or 58.9%, decrease in prepaid card services revenue was primarily the result of strategic pricing changes we made to preserve certain minimum margins on this product. Within wholesale voice services, long distance revenue increased $2.8 million, or 13.4%, for the period ended June 30, 2000 as compared to the same period in 1999. The effects of access charge reform on the pricing of these services have prevented revenue from growing consistent with minute volume, which increased 41.7% from June 30, 1999 to June 30, 2000.

 Cost of Services

   Cost of services increased from $77.3 million during the first six months of 1999 to $81.4 million during the first six months of 2000. Cost of services represented 65.7% and 62.0% of revenue for the six-month periods ended June 30, 1999 and 2000, respectively. Our lower cost of services percentage during the first six months of 2000 reflects the effects of various improvements in our underlying cost components, including improved margins as we have installed more local switches and converted local resale customers to our own facilities.

   Expansion of our fiber optic network, the continuing effect of access charge reform on our cost structure and rate decreases from our underlying service providers have also improved our margin percentages. In addition to generating revenue from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings throughout our network by reducing payments we make to other carriers for the use of their transport facilities. At June 30, 2000, we had deployed approximately 3,500 miles of our fiber optic network.

   As a result of the growth of our fiber optic network and other infrastructure, we are able to offer a bundled suite of products, which combines lower long distance rates with facilities-based local service. Overall gross margins on customers purchasing our bundled suite of products are maintained or improved over customers purchasing individual or non-bundled products despite a lower rate per minute for long distance. These improved margins are achieved because we avoid access charges on long distance calls placed by our customers and have the ability to bill other telecommunication carriers access charges for the use of our local network. The success of this concept is demonstrated by the fact that we are providing long distance to approximately 90% of our local service customers.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the first six months of 2000 were $53.7 million, or 40.9% of revenue, as compared to $40.0 million, or 34.0% of revenue, for the same period in 1999. The increase in the amount of our selling, general and administrative expenses is largely attributable to the significant investment in human resources and increased marketing and advertising efforts associated with the accelerated expansion of our local and data services and deployment of additional fiber optic network. As we continue to introduce new data services, such as DSL and frame relay, we incur significant advance marketing and sales costs to insure the successful launch of these products. We are increasing the pace at which we are deploying services and network infrastructure in new markets, in addition to increasing the number of switches located throughout our existing markets. Our larger infrastructure and quickened rate of expansion create more demand for personnel, and the need for more qualified, technically advanced personnel is rising as we sell and service more technically advanced products. These increases in selling, general and administrative expenses as a percent of revenue are designed to provide us with the ability to expand into new markets, maximize customer retention and provide for continuing growth.

   Depreciation and amortization was $8.8 million and $15.3 million during the six months ended June 30, 1999 and 2000, respectively. This 73.1% increase is primarily attributable to capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

 Other Income (Expense)

   Interest expense was $15.1 million for the six months ended June 30, 2000, compared to $13.5 million in the same period of the previous year. The $1.6 million increase is primarily attributable to increased borrowings outstanding under our credit facilities during the first six months of 2000 compared to the same period of 1999.

   Other income (expense), net, for the six months ended June 30, 2000 included higher interest income primarily as a result of increased cash balances from the sale of $200 million in redeemable preferred stock in December 1999. In addition, the six months ended June 30, 2000 also included an expense accrual of $2.7 million to settle a lawsuit, which included anticipated legal costs.

 EBITDA

   Our EBITDA loss for the six months ended June 30, 2000 was $3.7 million as compared to a $0.8 million EBITDA gain for the same period in 1999. The decline in EBITDA was primarily attributable to a 34.2% increase in selling, general and administrative expenses for the first six months of 2000 over the first six months of 1999. Higher selling, general and administrative expenses are largely attributable to the acceleration of our growth initiatives and expansion of new products and services.

Income Taxes

   We generated net losses for the three and six-month periods ended June 30, 2000 and 1999. Based upon management's plans to expand the business through the construction and expansion of our networks, customer base and product offerings, this trend is expected to continue. Given these circumstances, we have established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three and six-month periods ended June 30, 2000 and 1999. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

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

Liquidity and Capital Resources

 Review of Cash Flow Activity

   We have funded our operations and growth primarily from operating cash flows, borrowings and the proceeds from the sale of our redeemable preferred stock. During the first six months of 2000 we used $31.1 million for operating activities as compared to generating cash flow of $1.0 million from operating activities in the same period in 1999. The primary cause of this change was the net loss of $34.9 million experienced during the first six months of 2000 compared to the net loss of $20.4 million in the same period of 1999. In addition to this change, cash used in operating activities was increased by greater net changes in accounts payable during the six months ended June 30, 2000.

   Cash used for investing activities during the first six months of 2000 was $61.0 million compared to $35.6 million in the first six months of 1999. These investments were primarily related to the deployment of the fiber optic network and purchases of equipment for the continuing development of our facilities-based local exchange services and the deployment of additional data service offerings. The net investment in capital expenditures was $69.6 million and $45.6 million during the six-month periods ended June 30, 2000 and 1999, respectively. In addition, cash used for investing activities included the acquisition of two companies for a total of $3.8 million. These acquisitions will help us meet a growing market demand among our customers for advanced network-based and Web-based service technologies. Cash used for investments was offset in part by the provision of $15.3 million and $11.9 million of cash from the restricted cash accounts for the six months ended June 30, 2000 and 1999, respectively, to fund the interest payments on the Senior Notes discussed below.

   Cash provided by financing activities in the first six months of 2000 was $11.5 million compared to cash provided by financing activities of $27.2 million in the first six months of 1999. During the six-month periods ended June 30, 2000 and 1999, we received net proceeds of $11.7 and $27.7 million, respectively, from borrowings under our credit facilities discussed below.

 Debt

   10 1/2% Senior Notes. On September 22, 1997, we issued $250.0 million principal amount of 10 1/2% Senior Notes (the "Senior Notes") due 2007. Interest on the Senior Notes is payable semiannually, on March 15 and September 15.

   The Senior Notes are unsubordinated indebtedness equal in right of payment with all of our existing and future unsubordinated indebtedness. Approximately $74.1 million of the net proceeds from the sale of the Senior Notes was used to purchase U.S. government securities to secure and fund the first six interest payments on the Senior Notes, which are held as restricted cash. As of June 30, 2000, our restricted cash balance was $13.7 million, available to fund the interest payment due on September 15, 2000. The Senior Notes will mature on September 15, 2007.

   Upon a change in control, as defined in the indenture governing the Senior Notes, we will be required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

   The indenture governing the Senior Notes contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If we fail to comply with these covenants, our obligation to repay the Senior Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100.0 million of other additional indebtedness.

   GE Capital Credit Facilities. Our wholly owned subsidiary, BTI, has a credit agreement with GE Capital providing for the following facilities:

     .  A $30.0 million revolving credit facility; and

     . A $30.0 million note facility (collectively, the "GE Capital facilities").

   Effective June 30, 1998, we amended and restated the GE Capital Facilities. Availability under the GE Capital Facilities is based upon a percentage of eligible accounts receivable and eligible capital expenditures, which totaled $58.6 million, including amounts outstanding at June 30, 2000, as defined in the loan agreement. These borrowings can be used for working capital and other purposes. Borrowings under the GE Capital Facilities are secured by substantially all of our assets and guaranteed by us. The borrowings bear interest at the 30-, 60- or 90- day London Interbank Offered Rate ("LIBOR") plus 4% or the prime rate plus 3%. We are also required to pay a fee of 0.375% per year on the unused portion of the GE Capital Facilities. As of June 30, 2000, there was a total of $11.7 million outstanding under the GE Capital Facilities, in addition to $0.2 million in outstanding letters of credit. The GE Capital Facilities require our compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the GE Capital Facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

   Bank of America Credit Facility. On September 8, 1999, we obtained a $60.0 million credit facility from Bank of America (the "Bank of America Facility"). Availability under this facility is based on the amount of fiber optic network purchased from Qwest Communications and purchases of related equipment from Nortel Networks, Inc. As of June 30, 2000, there was a total of $29.0 million available under the Bank of America Facility, all of which was outstanding. Borrowings are secured by a first security interest in the fiber optic network and related equipment and a second security interest in substantially all of our assets. These borrowings bear interest, at our option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate plus an applicable margin. This margin varies, based on our financial position, from 1.00% to 2.25% for borrowings under the prime rate option and from 2.00% to 3.25% for borrowings under the LIBOR option. The Bank of America Facility contains various financial covenants with which we must comply on a monthly and quarterly basis. We are currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

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

 Capital Spending

   We incurred total capital expenditures of $70.7 million during the six-months ended June 30, 2000, including $28.9 million related to our fiber optic network and $41.8 million in other telecommunications equipment and corporate infrastructure, primarily for the continued expansion of our competitive local exchange carrier (CLEC) operations. We spent $45.6 million on capital expenditures during the same period in 1999. Based on our current business plan and the availability of future financings, we estimate capital requirements through the year 2001 to be $150.0 million. Capital requirements include the projected costs of:

     .  expanding our fiber optic network,

     .  expanding our local service infrastructure, and

     .  accelerating our data service offerings.

   The actual amount and timing of our capital requirements might differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the telecommunications industry. We expect to raise additional financing in 2000 to help fund these capital requirements. Although there can be no assurance, we believe that proceeds from future financing transactions, together with cash on hand, borrowings expected to be available under our credit facilities, and cash flow from operations will be sufficient to expand our business as currently planned. Sources of additional capital may include public or private debt and equity offerings, subject to compliance with the provisions in the indenture governing the Senior Notes, the GE Capital Facilities and the Bank of America Facility. Additional financing might not be available to us, or might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements. Inability to obtain sufficient financing could adversely affect our results of operations and inhibit our ability to expand our business as currently planned. We expect cash flow from operations for the remaining quarters in 2000 to be consistent with that of the second quarter as we continue to expand our CLEC offerings and complete the deployment of our fiber optic network. In the event our plans change or our forecasts prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our planned growth and operations. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or in the event we decide to make additional acquisitions or enter into joint ventures and strategic alliances.

Recent Developments

 Acquisitions

   During the second quarter ended June 30, 2000, we acquired US Datacom, Inc. and Max Commerce, Inc. These acquisitions further enhance our integrated communication offerings by significantly expanding our data services. US Datacom, Inc. specializes in enterprise solutions for local and data/frame wide-area networks (WANS), network management and security and Internet integration. Max Commerce specializes in advanced Web site design and development, E-commerce integration, general consulting, Internet marketing, multimedia and business-to-business collaboration. These expanded offerings should allow us to meet the growing market demand by our customers.

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

Effects of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for

Derivative Instruments and Hedging Activities--Deferral of FASB Statement No. 133" ("SFAS 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, will require the recognition of all derivatives on our consolidated balance sheet at fair value and is effective for all quarters of fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS 133 will have significant effect on our results of operations or financial position.

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

   The majority of our debt is represented by the $250 million Senior Notes, which bear interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the GE Capital Facilities and the Bank of America Facility, which bear interest at variable rates based upon market conditions and our financial position. As of June 30, 2000, borrowings under these credit facilities were $40.7 million. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in the next twelve months, our interest expense would increase or decrease approximately $4.0 million for the next twelve months. Management believes that this debt does not currently create a significant amount of interest rate risk and, as such, has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate our business risk, and we might enter into hedging transactions if conditions warrant.

                         PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings

   During the second quarter of 2000 we reached a settlement with Gulf Communications, L.L.C. The settlement expense accrual, which was recorded in the first quarter of 2000 as an item of other income (expense), net, totaled $2.7 million, including legal costs to complete this transaction.

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

ITEM 2 -- Changes in Securities and Use of Proceeds

   For the six months ended June 30, 2000, we granted options to purchase an aggregate of 489,144 shares of our common stock to 132 employees. The offering of these securities was deemed to be exempt from registration under Section 4(2) of, or Rule 701 promulgated under, the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6 -- Exhibits and Reports on Form 8-K

  (a)See Exhibit Index

  (b)Reports on Form 8-K filed during the quarter: None

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

Dated: August 14, 2000

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