Form 10-Q
period 2000-09-30
BTI TELECOM CORP
filed 2000-11-14
CIK 1050524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the quarterly period ended September 30, 2000

                                      or

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

                              4300 Six Forks Road
                            Raleigh, North Carolina
                   (Address of principal executive offices)

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

No Par Value Common Stock                  92,542,036 shares as of November 5,
2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BTI TELECOM CORP.

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
   Consolidated Balance Sheets as of December 31, 1999 and September 30,
    2000................................................................    3
   Consolidated Statements of Operations for the three-and nine-month
    periods ended September 30, 1999 and 2000...........................    4
   Consolidated Statements of Cash Flows for the nine-month periods
    ended September 30, 1999 and 2000...................................    5
   Notes to Consolidated Financial Statements...........................    6
  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................    8
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.....   16

Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................   18
  Item 2. Changes in Securities and Use of Proceeds.....................   18
  Item 6. Exhibits and Reports on Form 8-K..............................   18
  Signatures............................................................   19
  Index to Exhibits.....................................................   20

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                     December 31, September 30,
                                                         1999         2000
                                                     ------------ -------------
                                                                   (Unaudited)
Assets
Current assets:
 Cash and cash equivalents..........................  $  86,149     $   5,633
 Restricted cash....................................     28,997            --
 Accounts receivable, net...........................     34,157        43,704
 Accounts and notes receivable from related
  parties...........................................        617           800
 Other current assets...............................      1,456         2,342
                                                      ---------     ---------
  Total current assets..............................    151,376        52,479
Property, plant and equipment:
 Property, plant and equipment......................    200,059       285,213
 Construction in progress...........................     10,925        40,087
 Less: accumulated depreciation.....................    (44,410)      (64,821)
                                                      ---------     ---------
  Total property, plant and equipment...............    166,574       260,479
 Other assets, net..................................     16,884        22,725
                                                      ---------     ---------
Total assets........................................  $ 334,834     $ 335,683
                                                      =========     =========

Liabilities, redeemable preferred stock and
 shareholders' deficit
Current liabilities:
 Accounts payable...................................  $  59,546     $  77,286
 Accrued expenses...................................      3,931         5,911
 Accrued interest...................................      8,203         1,753
 Advance billings and other liabilities.............      5,993        11,621
                                                      ---------     ---------
  Total current liabilities.........................     77,673        96,571
 Long-term debt.....................................    279,000       315,799
 Other long-term liabilities........................      1,747         1,528
                                                      ---------     ---------
  Total liabilities.................................    358,420       413,898
Redeemable preferred stock, $.01 par value,
 authorized 10,000,000 shares: Series A redeemable
 convertible preferred stock, 200,000 shares issued
 and outstanding (aggregate liquidation preference
 of $209,000).......................................    195,756       205,134
Shareholders' deficit:
 Common stock, no par value, authorized 500,000,000
  shares, 92,397,661 and 92,542,036 shares issued
  and outstanding in 1999 and 2000, respectively....      1,864         2,932
 Common stock warrants..............................     27,000        27,000
 Accumulated deficit................................   (248,206)     (313,281)
                                                      ---------     ---------
  Total shareholders' deficit.......................   (219,342)     (283,349)
                                                      ---------     ---------
Total liabilities, redeemable preferred stock and
 shareholders' deficit..............................  $ 334,834     $ 335,683
                                                      =========     =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                     (In thousands, except per share data)

                                         Three Months
                                        Ended September    Nine Months Ended
                                              30,            September 30,
                                       ------------------  ------------------
                                         1999      2000      1999      2000
                                       --------  --------  --------  --------
Revenue............................... $ 72,055  $ 69,700  $189,817  $201,008
Cost of services......................   49,639    42,288   126,952   123,684
                                       --------  --------  --------  --------
 Gross profit.........................   22,416    27,412    62,865    77,324
Selling, general and administrative
 expenses.............................   22,235    31,013    62,240    84,715
Depreciation and amortization.........    5,177     9,393    14,015    24,688
                                       --------  --------  --------  --------
Loss from operations..................   (4,996)  (12,994)  (13,390)  (32,079)
Other income (expense):
 Interest expense.....................   (6,954)   (8,168)  (20,429)  (23,230)
 Other income (expense), net..........      593       292     2,015      (443)
                                       --------  --------  --------  --------
Loss before income taxes..............  (11,357)  (20,870)  (31,804)  (55,752)
Income taxes..........................       --        --        --        --
                                       --------  --------  --------  --------
Net loss.............................. $(11,357) $(20,870) $(31,804) $(55,752)
Dividend on preferred stock...........       --    (3,000)       --    (9,000)
                                       --------  --------  --------  --------
Net loss available for common
 shareholders......................... $(11,357) $(23,870) $(31,804) $(64,752)
                                       ========  ========  ========  ========
Basic and diluted loss per share...... $  (0.11) $  (0.26) $  (0.32) $  (0.70)
                                       ========  ========  ========  ========
Basic and diluted weighted average
 shares outstanding...................  100,000    92,478   100,000    92,478
                                       ========  ========  ========  ========


          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
Operating Activities:
Net loss.................................................. $(31,804) $ (55,752)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation.............................................   11,634     20,524
 Amortization.............................................    2,381      4,165
 Non-cash compensation related to stock options...........      332        140
 Changes in operating assets and liabilities:
  Accounts receivable.....................................   (9,118)    (8,631)
  Accounts and notes receivable from related parties......     (125)      (183)
  Other assets............................................     (185)      (976)
  Accounts payable and accrued expenses...................   11,010     18,815
  Accrued interest expense................................   (6,422)    (6,450)
  Advance billings and other liabilities..................    3,497      3,512
                                                           --------  ---------
Net cash used in operating activities.....................  (18,800)   (24,836)


Investing Activities:
 Change in restricted cash................................   24,175     28,997
 Purchases of property, plant and equipment, net..........  (60,903)  (114,338)
 Purchase of other assets.................................   (3,188)    (4,511)
 Acquisitions, net of cash acquired.......................       --     (4,290)
                                                           --------  ---------
Net cash used in investing activities.....................  (39,916)   (94,142)


Financing Activities:
 Net proceeds from long-term borrowings...................   49,965     38,240
 Decrease in other long-term liabilities..................     (763)        (5)
 (Increase) decrease in deferred financing costs and other
  assets..................................................   (1,461)       309
 Additional issuance costs of redeemable preferred stock..       --        (82)
 Distributions paid.......................................      (82)        --
                                                           --------  ---------
Net cash provided by financing activities.................   47,659     38,462
                                                           --------  ---------
Decrease in cash and cash equivalents.....................  (11,057)   (80,516)
Cash and cash equivalents at beginning of period..........   12,767     86,149
                                                           --------  ---------
Cash and cash equivalents at end of period................ $  1,710  $   5,633
                                                           ========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest.................................... $ 28,306  $  30,069
                                                           ========  =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000 (Unaudited)

Note 1: The Company and Significant Accounting Policies

 Basis of Presentation

   The consolidated financial information includes the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission rules and regulations. Some information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

   Some amounts in the September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.

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

 Property, Plant and Equipment

   We capitalize interest costs associated with construction of capital assets, primarily fiber optic network and switching facilities. The total amount capitalized for the nine-month periods ended September 30, 2000 and 1999 was $0.4 million and $1.5 million, respectively.

   We classify costs associated with the construction of the fiber optic network as "Construction in Progress" in the accompanying consolidated balance sheets. As segments of the network are completed, we will transfer these amounts into property, plant and equipment and depreciate them over the useful lives of the equipment.

 Goodwill

   Goodwill represents the excess of the cost of the acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed using the purchase method of accounting. Goodwill is

                               BTI TELECOM CORP.

periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued. Amortization is provided using the straight-line method over 25 years.

Note 2: Long-Term Debt And Credit Facilities

   Senior Notes--On September 22, 1997, the Company issued $250.0 million of 10 1/2% Initial Notes which were exchanged for Senior Notes in January 1998. The entire original principal balance is due September 2007, with interest payable on March 15th and September 15th of each year. The Senior Notes contain financial and administrative covenants with which the Company must comply, including restrictions on the incurrence of additional indebtedness and payment of dividends under circumstances specified in the indenture governing the Senior Notes.

   Credit Facilities--In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities can be used for working capital and other purposes. Availability under the Facilities, which is based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, totaled $57.4 million at September 30, 2000. As of September 30, 2000, there was a total of $39.5 million outstanding under the Facilities, in addition to $0.2 million in letters of credit. The Facilities agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facilities are secured by substantially all of the Company's assets and bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate plus 4% or the prime rate plus 3%. The Company is also required to pay a fee of 0.375% per year on the unused commitment. The Facilities contain financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including restrictions on the payment of dividends. The Company is currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants. The Facilities, as amended, also requires that the Company obtain commitment letters for additional financing on or before January 15, 2001.

   In September 1999, the Company obtained an additional $60.0 million credit facility (the "Facility"). Borrowings under the Facility are to be used to finance segments of the Company's fiber optic network and associated infrastructure. The Facility agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facility are secured by a first security interest in the Company's fiber optic network and associated infrastructure and a secondary interest in substantially all of the Company's assets. Outstanding amounts bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate, plus an applicable margin. This margin varies based on the Company's financial position from 2.0%-3.25% for borrowings under the LIBOR option and from 1.0%-2.25% for borrowings under the prime rate option. As of September 30, 2000, there was a total of $29.0 million available under the Facility, all of which was outstanding. The Facility contains financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including restrictions on the payment of dividends. The Company is currently in compliance with these covenants, as amended or waived. There can be no assurance that we will be able to continue meeting these covenants. The Facility, as amended, also requires that the Company obtain commitment letters for additional financing on or before January 15, 2001.

Note 3: Income Taxes

   For the three-month and nine-month periods ended September 30, 2000 and 1999, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month and nine-month periods ended September 30, 2000 and 1999. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

                               BTI TELECOM CORP.

Note 4: Contingencies

   In April 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. (collectively, "Wachovia"). Wachovia alleges that the Company breached a letter agreement between Wachovia and the Company which provided that Wachovia would receive a placement fee of $10.0 million in exchange for Wachovia's services as financial advisor for the Company's private equity transactions. The Company disputes Wachovia's claim and intends to vigorously defend itself in this litigation. Because discovery is ongoing, and due to the uncertainties inherent in the litigation process, the Company is unable to predict the likelihood of an unfavorable outcome. If Wachovia were successful in its claim, any additional fees (paid above the amount the Company has accrued based on its estimate of the fair market value of the services provided) would be treated as equity transaction costs and therefore not be charged against the Company's earnings.

Note 5: Other income (expense), net

   For the first nine months of 2000, other income (expense) consisted principally of interest income, offset by an accrual for the full amount of the agreement to settle the lawsuit with Gulf Communications, LLC, including the legal costs to complete this transaction.

   ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

   The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. BTI Telecom Corp. and its wholly owned subsidiaries (the "Company") believes that its primary risk factors include, but are not limited to: significant near-term capital requirements; high leverage; the ability to service debt; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the September 30, 2000 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Business of the Company

 Overview

   BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc. ("BTI"), is a provider of telecommunications services in the southeastern United States. We currently offer (1) integrated retail voice services, including local, long distance, paging, AIN applications, operator and other enhanced services; (2) data services, including dial-up and dedicated Internet service, digital subscriber line ("DSL") high-speed Internet access, private line, wholesale fiber capacity, frame relay, ATM, network integration solutions and Website design and development services; and (3) wholesale voice services including switched/dedicated access and prepaid calling card services. As of September 30, 2000, we had 28 sales offices in the southeastern United States.

   We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh, and began offering local exchange services in November 1997 primarily on a resale basis. However, we are transitioning customers onto our own facilities and have installed Lucent 5E2000 local switches in Raleigh, Charlotte, Greensboro, Greenville and Wilmington, North Carolina; Charleston, Columbia and Greenville, South Carolina; Orlando, Tampa and Jacksonville, Florida; Atlanta, Georgia and Knoxville, Tennessee. In addition to these local switches, we have co-located digital loop carriers in 52 incumbent local exchange carrier central offices and we have two digital loop carriers in stand-alone locations to provide more cost-effective local services to our business customers. These co-locations also facilitate our data service product offerings, as they allow for more rapid deployment of DSL services. As of September 30, 2000 we had sold approximately 125,500 access lines, of which 115,300 were in service. Approximately 41% of these lines in service were facilities-based. As of September 30, 2000 we had also sold 1,014 DSL lines, 731 of which were in service.

   We operate a fiber optic network, consisting of owned and leased transmission capacity, concentrated in the southeastern United States. In October 1997, we entered into an agreement with Qwest Communications to acquire an indefeasible right to use approximately 3,400 route miles of fiber optic network from New York to Miami and Atlanta to Nashville. As of September 30, 2000, all of the route miles of this network were operational. In addition to carrying our own traffic, this network allows us to market excess fiber capacity to other telecommunication companies. We also have approximately 400 miles of additional fiber optic network in North Carolina, resulting in approximately 3,800 total miles of network in service. During the second quarter of 2000, we commenced the construction of a 500-mile Coastal Carolina fiber optic network extending from Raleigh to Wilmington, North Carolina and ultimately to Savannah, Georgia. We expect the construction to be completed in January 2001, bringing our total fiber network to approximately 4,300 miles. We have also installed 23 frame relay switches and 3 ATM switches within our network to enhance our current and future data service offerings. Over the past few years, we have engaged in an accelerated roll-out of our network and switches. Under our current business plan, this roll-out is substantially complete.

Results of Operations
For the Three Months Ended September 30, 2000 and 1999

 Revenue

   Revenue for the third quarter ended September 30, 2000, was $69.7 million, representing a decrease of 3.3% as compared to the same period in 1999, when revenue was $72.1 million. However, this change is comprised of a $9.6 million increase in integrated voice and data services, which was offset by a decrease of $12.0 million in wholesale voice services revenue created by the planned reduction of our prepaid calling card revenue. During this same period, we continued to execute our strategy to diversify our revenue mix, primarily through significant growth in our local and data services, as well as the addition of new product offerings.

   Total integrated voice services revenue increased $4.6 million, or 12.2%, from $38.0 million in the third quarter of 1999 to $42.6 million in the third quarter of 2000. Growth of 58.2% in local service revenue accounted for the increase, combined with a decrease of 5.4% in retail long distance. Retail long distance minutes of usage actually increased 5.5% over the third quarter of 1999, even though retail long distance revenue decreased during the same period, demonstrating the increased demand that continues to be offset by price compression. A portion of this price compression is strategic in nature as we have offered lower long distance rates to encourage use of our facilities-based local service, producing higher overall margins. We continued to experience success in bundling our retail products, as evidenced by the fact that approximately 90% of our new local service customers also purchased our long distance services. Local lines in service increased 53.1% from 75,300 at the end of third quarter of 1999 to approximately 115,300 at the end of the third quarter of 2000. In addition, we continued to successfully leverage our expanding local infrastructure, as demonstrated by the fact that facilities-based local lines in service increased by 29,600, or 173.1%, from 17,100 at the end of the third quarter of 1999 to approximately 46,700 at the end of the third quarter of 2000. This represents approximately 40% of our total lines in service, as compared to approximately 23% for the third quarter of 1999.

   Our total data services revenue increased $5.0 million, or 70.4%, from $7.1 million in the third quarter of 1999 to $12.1 million in the third quarter of 2000. Retail data revenue increased 46.7%, primarily frame relay revenue, while wholesale data/private line revenue increased 47.8% during the same period. Also contributing to the increase in data services revenue were the strategic acquisitions in the second quarter of 2000 of US Datacom and Max Commerce, which provide network integration and management solutions, and Web site design and development services, respectively. Strong demand from both retail and wholesale customers for increasing amounts of data services is evident through our revenue growth and our current pending order volume which represents approximately $9.0 million in annual revenue. Additionally, the continued expansion of our network infrastructure allows us to provide a greater percentage of these data services on our network, resulting in improved customer service and higher margins.

   Wholesale voice services revenue decreased $12.0 million, or 44.5%, from $27.0 million in the third quarter of 1999 to $15.0 million in the third quarter of 2000. This decline was due largely to decreased revenue from our prepaid calling card product, which was $17.0 million in the third quarter of 1999 as compared to $1.4 million in the third quarter of 2000. This represents a 91.7% decrease in revenue, which was primarily the result of strategic pricing changes we made to preserve certain minimum margins on this product. Wholesale long distance increased by $3.6 million for the third quarter of 2000 as compared to the same period in 1999. Wholesale long distance minutes increased 59.3% during the same period, demonstrating the continuing effects of price compression driven primarily by access charge reform.

 Cost of Services

   Cost of services decreased from $49.6 million in the third quarter of 1999 to $42.3 million in the third quarter of 2000. Cost of services, as a percentage of total revenue, improved from 68.9% for the three-month period ended September 30, 1999, to 60.7% for the same period in 2000. Our lower cost of services percentage during the third quarter of 2000 reflects the effects of various improvements in our underlying cost components, including improved margins on local service as we have focused on increasing the number and percentage of customers using our own facilities. We have installed three additional local switches allowing us to continue to migrate customers onto our own facilities. As a result of our ongoing investment in local switching infrastructure, we increased the on-net percentage of local lines from 26% in the third quarter of 1999 to 42% in the third quarter of 2000.

   Expansion of our fiber optic network, the continuing effect of access charge reform and rate decreases from our underlying service providers also have improved our margin percentages. In addition to increasing revenue from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings throughout our network by reducing payments we make to other carriers for the use of their transport facilities. At September 30, 2000, we had deployed approximately 3,800 miles of fiber optic network, an increase of approximately 2,600 miles over the same period in 1999. In addition, we had installed 23 frame relay switches within our fiber optic network at September 30, 2000, as compared to nine at September 30, 1999, allowing us to provide a greater percentage of data services on our own network.

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

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses in the third quarter of 2000 were $31.0 million, or 44.5% of revenue, as compared to $22.2 million, or 30.0% of revenue, for the same period in 1999. The increase in the amount of our selling, general and administrative expenses was largely attributable to the significant investment in human resources and increased marketing and advertising efforts associated with the accelerated expansion of our sales offices, local and data services and deployment of additional fiber optic network. During the third quarter of 2000, we opened a new sales office and operations center, which increased marketing costs, sales personnel and other associated costs prior to the generation of significant revenue. In addition, as we continue to introduce new data services, such as DSL and frame relay, we incur significant advance marketing and sales costs to insure the successful launch of these products. Our larger infrastructure and continued expansion create more demand for personnel, and the need for more qualified, technically advanced personnel is rising as we sell and service more technically advanced products. These increases in selling, general and administrative expenses as a percentage of revenue are designed to provide us with the ability to expand into new markets, maximize customer retention and provide for continuing growth.

   Depreciation and amortization was $9.4 million for the three months ended September 30, 2000, representing an increase of 81.4% over the same period in the previous year. The increase is primarily attributable to capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

 Other Income (Expense)

   Interest expense was $8.2 million for the three-month period ended September 30, 2000, compared to $7.0 million in the same period of the previous year. The $1.2 million increase is due to increased borrowings outstanding under our credit facilities during the third quarter of 2000 as compared to the same period of 1999.

   Interest income decreased for the three-month period ended September 30, 2000, compared to the same period of the previous year primarily as result of decreases in our restricted cash balances during 2000.

 EBITDA

   EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization, other non-cash charges and certain non-recurring items included in other income/expense. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

   Our EBITDA loss for the three months ended September 30, 2000 was $3.5 million as compared to a $0.2 million EBITDA gain for the same period in 1999. The decline in EBITDA was primarily attributable to a 39.5% increase in selling, general and administrative expenses for the three months ended September 30, 2000 over the same period in 1999. The increase in our selling, general and administrative expenses is due to the acceleration of our growth initiatives in 2000 and the expansion of new products and services.

For the Nine Months Ended September 30, 2000 and 1999

 Revenue

   Revenue for the nine months ended September 30, 2000 increased $11.2 million, or 5.9%, to $201.0 million from $189.8 for the nine months ended September 30, 1999. Consistent with our strategy to diversify our revenue mix, this growth was primarily driven by increases in local and data services, in addition to expanded product offerings. However, this overall growth was limited by planned decreases in our wholesale prepaid calling card services.

   The increase in total integrated voice services revenue was $16.5 million, or 15.4%, from $107.7 million for the nine months ended September 30, 1999 to $124.2 million for the nine months ended September 30, 2000. Local service revenue growth of $18.3 million, or 68.2%, was driven by the continued success of our bundled product offerings. Local lines in service increased by 40,000 lines, or 53.1%, from 75,300 at September 30, 1999 to 115,300 at September 30, 2000. The growth in local service revenue was offset by a decrease in retail long distance revenue of $1.7 million, or 2.2%. This reduction is primarily a result of the effect of price compression, as demonstrated by the fact that retail long distance minutes actually increased by 7.3% from September 30, 1999 to September 30, 2000. A portion of this price compression is strategic in nature as we have offered lower long distance rates to encourage use of our facilities-based local service, producing higher overall margins.

   Total data services revenue increased from $19.6 million for the first nine months of 1999 to $31.7 million during the first nine months of 2000. This $12.1 million, or 61.8%, increase was due to a strong demand from both retail, primarily frame relay revenue, and wholesale, primarily private line revenue, customers for increased data services. In addition, our expanded network infrastructure will enable us to provide a greater percentage of these data services on our network, allowing for improved customer service and higher margins.

   Wholesale voice services decreased by $17.5 million, or 28.0%, from $62.5 million as of September 30, 1999 to $45.0 million as of September 30, 2000. The primary reason for the decrease in wholesale voice services was the decline in prepaid calling card revenue. This $24.0 million, or 76.8%, decrease in prepaid card services revenue was primarily the result of strategic pricing changes we made to preserve certain minimum margins on this product. Within wholesale voice services, long distance revenue increased $6.5 million, or 20.7%, for the period ended September 30, 2000 as compared to the same period in 1999. The effects of access charge reform on the pricing of these services have prevented revenue from growing consistent with minute volume, which increased 48.3% from September 30, 1999 to September 30, 2000.

 Cost of Services

   Cost of services decreased from $127.0 million during the first nine months of 1999 to $123.7 million during the first nine months of 2000. Cost of services represented 66.9% and 61.5% of revenue for the nine-month periods ended September 30, 1999 and 2000, respectively. Our lower cost of services percentage during the first nine months of 2000 reflects the effects of various improvements in our underlying cost components, including improved margins as we have installed more local switches and converted local resale customers to our own facilities.

   Expansion of our fiber optic network, the continuing effect of access charge reform on our cost structure and rate decreases from our underlying service providers have also improved our margin percentages. In addition to generating revenue from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings throughout our network by reducing payments we make to other carriers for the use of their transport facilities. At September 30, 2000, we had deployed approximately 3,750 miles of our fiber optic network.

   As a result of the growth of our fiber optic network and other infrastructure, we are able to offer a bundled suite of products, which combines lower long distance rates with facilities-based local service. Overall gross margins on customers purchasing our bundled suite of products are maintained or improved over customers purchasing individual or non-bundled products despite a lower rate per minute for long distance. These improved margins are achieved because we avoid access charges on long distance calls placed by our customers and have the ability to bill other telecommunication carriers access charges for the use of our local network. The success of this concept is demonstrated by the fact that we are providing long distance to approximately 90% of our newly acquired local service customers.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the first nine months of 2000 were $84.7 million, or 42.1% of revenue, as compared to $62.2 million, or 32.8% of revenue, for the same period in 1999. The increase in the amount of our selling, general and administrative expenses is largely attributable to the significant investment in human resources and increased marketing and advertising efforts associated with the accelerated expansion of our local and data services and deployment of additional fiber optic network. As we continue to introduce new data services, such as DSL and frame relay, we incur significant advance marketing and sales costs to insure the successful launch of these products. During 2000, we increased the pace at which we were deploying services and network infrastructure in new markets, in addition to increasing the number of switches located throughout our existing markets. Our larger infrastructure and quickened rate of expansion created more demand for personnel, and the need for more qualified, technically advanced personnel is rising as we sell and service more technically advanced products. These increases in selling, general and administrative expenses as a percentage of revenue are designed to provide us with the ability to expand our services, maximize customer retention and provide for continuing growth.

   Depreciation and amortization was $14.0 million and $24.7 million during the nine months ended September 30, 1999 and 2000, respectively. This 76.2% increase is primarily attributable to capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

 Other Income (Expense)

   Interest expense was $23.2 million for the nine months ended September 30, 2000, compared to $20.4 million in the same period of the previous year. The $2.8 million increase is primarily attributable to increased borrowings outstanding under our credit facilities during the first nine months of 2000 compared to the same period of 1999.

   Other income (expense), net, for the nine months ended September 30, 2000 included higher interest income primarily as a result of increased cash balances from the sale of $200 million in redeemable preferred stock in December 1999. In addition, the nine months ended September 30, 2000 also included an expense accrual of $2.7 million to settle a lawsuit, which included anticipated legal costs.

 EBITDA

   Our EBITDA loss for the nine months ended September 30, 2000 was $7.4 million as compared to a $0.6 million EBITDA gain for the same period in 1999. The decline in EBITDA was primarily attributable to a 36.1% increase in selling, general and administrative expenses for the first nine months of 2000 over the first nine months of 1999. Higher selling, general and administrative expenses are largely attributable to the acceleration of our growth initiatives and expansion of new products and services.

Income Taxes

   We generated net losses for the three-and nine-month periods ended September 30, 2000 and 1999. Based upon management's plans to expand the business through the construction and expansion of our networks, customer base and product offerings, this trend is expected to continue. Given these circumstances, we have established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-and nine-month periods ended September 30, 2000 and 1999. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

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

Liquidity and Capital Resources

 Review of Cash Flow Activity

   We have funded our operations and growth primarily from operating cash flows, borrowings and the proceeds from the sale of our redeemable preferred stock. During the first nine months of 2000 we used $24.8 million for operating activities as compared to use of cash flow of $18.8 million for operating activities in the same period in 1999. The primary cause of this change was the net loss of $55.8 million experienced during the first nine months of 2000 compared to the net loss of $31.8 million in the same period of 1999.

   Cash used for investing activities during the first nine months of 2000 was $94.1 million compared to $39.9 million in the first nine months of 1999. These investments were primarily related to the deployment of the fiber optic network and purchases of equipment for the continuing development of our facilities-based local exchange services and the deployment of additional data service offerings. The net investment in capital expenditures was $114.3 million and $60.9 million during the nine-month periods ended September 30, 2000 and 1999, respectively. In addition, cash used for investing activities included the acquisition of two companies in the second quarter of 2000 for a total of $4.3 million. These acquisitions will help us meet a growing market demand among our customers for advanced network-based and Web-based service technologies. Cash used for investments was offset in part by the provision of $29.0 million and $24.1 million of cash from the restricted cash accounts for the nine months ended September 30, 2000 and 1999, respectively, to fund the interest payments on the Senior Notes discussed below.

   Cash provided by financing activities in the first nine months of 2000 was $38.5 million compared to cash provided by financing activities of $47.7 million in the first nine months of 1999. During the nine-month periods ended September 30, 2000 and 1999, we received net proceeds of $38.2 and $50.0 million, respectively, from borrowings under our credit facilities discussed below.

 Debt

   10 1/2% Senior Notes. On September 22, 1997, we issued $250.0 million of 10 1/2% Initial Notes which were exchanged for Senior Notes (the "Senior Notes") in January 1998. The entire original principal balance is due September 2007. Interest on the Senior Notes is payable semiannually, on March 15 and September 15.

   The Senior Notes are unsubordinated indebtedness equal in right of payment with all of our existing and future unsubordinated indebtedness. Approximately $74.1 million of the net proceeds from the sale of the Senior Notes was used to purchase U.S. government securities to secure and fund the first six interest payments on the Senior Notes, which were held as restricted cash. As of September 30, 2000, our restricted cash balance was zero. The Senior Notes will mature on September 15, 2007.

   Upon a change in control, as defined in the indenture governing the Senior Notes, we will be required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

   The indenture governing the Senior Notes contains covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If we fail to comply with these covenants, our obligation to repay the Senior Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100.0 million of other additional indebtedness.

   GE Capital Credit Facilities. Our wholly owned subsidiary, BTI, has a credit agreement with GE Capital providing for the following facilities:

    .  A $30.0 million revolving credit facility; and

    .  A $30.0 million note facility (collectively, the "GE Capital
       Facilities").

   Effective June 30, 1998, we amended and restated the GE Capital Facilities. Availability under the GE Capital Facilities, which is based upon a percentage of eligible accounts receivable and eligible capital expenditures, totaled $60.0 million at November 10, 2000. As of November 10, 2000, there was a total of $52.2 million outstanding under the GE Capital Facilities, in addition to $0.3 million in outstanding letters of credit. As a result of our majority shareholder pledging a letter of credit to GE Capital, remaining availability under the GE Capital Facilities as of November 10, 2000 was $7.5 million. These borrowings can be used for working capital and other purposes. Borrowings under the GE Capital Facilities are secured by substantially all of our assets and guaranteed by us. The borrowings bear interest at the 30-, 60- or 90- day London Interbank Offered Rate ("LIBOR") plus 4% or the prime rate plus 3%. We are also required to pay a fee of 0.375% per year on the unused portion of the GE Capital Facilities. The GE Capital Facilities require our compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the GE Capital Facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended or waived, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations. The GE Capital Facilities, as amended, also require that we obtain commitment letters for additional financing on or before January 15, 2001.

   Bank of America Credit Facility. On September 8, 1999, we obtained a $60.0 million credit facility from Bank of America (the "Bank of America Facility"). Availability under this facility is based on the amount of fiber optic network purchased from Qwest Communications and purchases of related equipment from Nortel Networks, Inc. As of September 30, 2000, there was a total of $29.0 million available under the Bank of America Facility, all of which was outstanding. Borrowings are secured by a first security interest in the fiber optic network and related equipment and a second security interest in substantially all of our assets. These borrowings bear interest, at our option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate plus an applicable margin. This margin varies, based on our financial position, from 1.00% to 2.25% for borrowings under the prime rate option and from 2.00% to 3.25% for borrowings under the LIBOR option. The Bank of America Facility contains financial covenants with which we must comply on a monthly and quarterly basis. We are currently in compliance with these covenants, as amended or waived. There can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations. The Bank of America Facility, as amended, also requires that we obtain commitment letters for additional financing on or before January 15, 2001.

 Preferred Equity Investment

   WCAS Preferred Investment. In December 1999, Welsh, Carson, Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of our Series A preferred stock and warrants to purchase 4,500,000 shares of our common stock for a purchase price of $200.0 million. Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of our common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at our election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts due on our Senior Notes are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of a change in control of BTI Telecom, Inc. or December 28, 2002. The warrants are cancelable in the event we undertake a public offering of our common stock and our stock achieves certain price levels.

 Capital Spending

   We incurred total capital expenditures of $115.9 million during the nine months ended September 30, 2000, including $51.6 million related to our fiber optic network and $64.3 million in other telecommunications equipment and corporate infrastructure, primarily for the continued expansion of our competitive local exchange carrier ("CLEC") operations. We spent $60.9 million on capital expenditures during the same period in 1999. Based on our current business plan and the availability of future financings, we estimate capital expenditures through the year 2001 to be approximately $80.0 million. These capital expenditures primarily include the projected costs of:

    .  completing our fiber optic network;

    .  completing our local switch deployment; and

    .  otherwise expanding our network to satisfy customer demand.

   We must raise additional financing in 2000 to help fund these capital requirements and our operating expenses. Although there can be no assurance, we believe that proceeds from future financing transactions that we are currently negotiating, together with cash on hand, borrowings expected to be available under our credit facilities, and cash flow from operations will be sufficient to fund and expand our business as currently planned. Sources of additional capital might include public or private debt and equity offerings, subject to compliance with the provisions in the indenture governing the Senior Notes, the GE Capital Facilities and the Bank of America Facility. Additional financing might not be available to us, or might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements. Inability to obtain sufficient financing this year could adversely affect our operations and inhibit our ability to expand our business as currently planned. In the event our plans change or our forecasts prove to be inaccurate, the foregoing sources of funds might prove to be insufficient to fund our planned growth and operations. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or in the event we decide to make additional acquisitions or enter into joint ventures and strategic alliances. The actual amount and timing of our capital requirements might differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the telecommunications industry.

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

   The majority of our debt is represented by the $250.0 million Senior Notes, which bear interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the GE Capital Facilities and the Bank of America Facility, which bear interest at variable rates based upon market conditions and our financial position. As of September 30, 2000, borrowings under these credit facilities were $68.5 million. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in the next 12 months, our interest expense would increase or decrease approximately $0.7 million for the next 12 months. Management believes that this debt does not currently create a significant amount of interest rate risk and, as such, has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate our business risk, and we might enter into hedging transactions if conditions warrant.

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

ITEM 2 -- Changes in Securities and Use of Proceeds

   For the three months ended September 30, 2000, we granted options to purchase an aggregate of 136,752 shares of our common stock to 32 employees. The offering of these securities was deemed to be exempt from registration under Section 4(2) of, or Rule 701 promulgated under, the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6 -- Exhibits and Reports on Form 8-K

    (a) See Exhibit Index

    (b) Reports on Form 8-K filed during the quarter: None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BTI Telecom Corp.
                                          _____________________________________
                                                       (Registrant)

Dated: November 14, 2000

                                                     /s/ Brian Branson
                                          By___________________________________
                                                       Brian Branson
                                                  Chief Financial Officer
                                            Principal Financial and Accounting
                                                         Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description
 ------- -----------
 27      Financial Data Schedule