Form 10-K405
period 2000-12-31
BTI TELECOM CORP
filed 2001-04-02
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from      to

                        Commission file number 333-41723

                               ----------------

                               BTI Telecom Corp.
             (Exact name of registrant as specified in our charter)

                               ----------------

                                                       56-2047220
             North Carolina
                                                    (I.R.S. Employer
    (State or other jurisdiction of                Identification No.)
     incorporation or organization)

          4300 Six Forks Road                             27609
               Suite 500                               (Zip Code)
        Raleigh, North Carolina
    (Address of principal executive
                offices)


                               ----------------

        Registrant's telephone number, including area code: 800-849-9100

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   No stock is held by non-affiliates of the registrant. As of February 28, 2001, the registrant had outstanding 92,542,036 shares of Common Stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

Item 1. Business

 Overview

   We are a facilities-based integrated communications provider, or ICP, located in Raleigh, North Carolina. We were founded in 1983, originally as a facilities-based provider of long distance services. As a full service provider, our products now also include local exchange service, data services, Internet access and other enhanced services. Since our inception, we have grown to include the geographic area from Washington D.C. to Miami, Florida. The majority of our customers are located in six states: Florida; Georgia; North Carolina; South Carolina; Tennessee; and Virginia. Our direct sales presence includes 28 offices located throughout this region. We primarily serve small and medium sized businesses, those with one to 499 employees, which represent the dominant business size within our geographic area. We are one of the largest privately held ICPs in the United States. Our management team has an average of 16 years of telecommunications experience and average over seven years of tenure with our company.

   We began offering local exchange services in November 1997 and have successfully deployed 14 Lucent 5E2000 local switches. As of December 31, 2000, we operate 16 network operations centers, which include five long distance switches and 14 local switches. We are transitioning local customers onto our own facilities and have colocated digital loop carriers, or DLC's, in 73 incumbent local exchange carrier's central offices. In addition to these colocated DLCs we have deployed two stand-alone DLC locations to provide more cost-effective local services to our business customers. As of December 31, 2000, we had sold approximately 139,000 local access lines, of which 125,000 were in service. Approximately 44.0% of these in-service lines were facilities based and our local customers have an average of ten local lines.

   Since 1997, we have also successfully deployed five ATM switches and 24 frame relay switches throughout the Southeast, enabling us to expand our on-net data services offerings. Our 73 colocations combined with these ATM and frame switches have provided us with a facilities-based data network to sell and market to our customers. Our data revenue stream increased over 64% in 2000 as we focused our sales and marketing efforts on our data services in response to customer demand. This has allowed us to continue diversifying our revenue mix as we effectively provide a bundled solution to our customers.

 Business Strategy

   Our objective is to strengthen our market position as a leading integrated communications provider in the southeastern United States.

   Key aspects of our business strategy include:

  . Focus on the southeastern United States. We currently provide over 90% of our voice and data services to six southeastern states--Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. We plan to continue to focus the expansion of our customer base in the high-growth southeastern United States in order to leverage our existing market presence, brand name and telecommunications network facilities.

  . Continue to penetrate the local exchange market. We began deploying our own local switches and colocating digital loop carriers ("DLCs") in ILEC central offices in the first quarter of 1998. As of December 31, 2000, we offered local services over our own facilities in 14 of our 28 existing sales markets. We will continue deploying our own infrastructure in key southeastern markets as warranted by customer demand.

  . Accelerate the development of our data offerings. During 2000, we deployed ten additional frame relay switches and five ATM switches to meet the needs of existing and new business customers. These switching technologies provide more efficient and secure transmission of large volumes of data, while allowing development of a wider array of data services for our customers.

  . Offer an integrated suite of retail services. We currently offer our customers a bundled suite of telecommunications services, including local, long distance, data services, Internet access, paging and other enhanced services. As of December 31, 2000, we were selling 36% of our retail business customers a bundled product offering, an increase from 28% at the end of 1999.

  . Build a capital-efficient network. Our strategy is to build and/or acquire additional network capacity as we add customers. Since 1997, we have developed a network infrastructure that includes 14 local switches, 24 frame relay switches, five long distance switches, as well as approximately 3,800 fiber route miles and 75 DLC locations. The network expansion has resulted in higher gross margins as a greater percentage of our traffic is carried over our own network. Our gross margins have increased from 29% in 1998 to 39% in 2000.

  . Leverage our existing customer base and brand name. We currently have over 31,000 small and medium-sized business customers. As a result of our 17-year history of providing high-quality telecommunications services, we are recognized as a premier provider of a full suite of integrated voice and data services. Our large customer base and widely recognized name provide the opportunity to further penetrate our existing customer base with additional services and attract new customers.

  . Build market share through personalized sales, marketing and customer service. We provide our customers with personalized contact for sales, marketing and customer service that improves customer acquisition and retention. We contact a customer a minimum of four times from the time of sale to installation to assure customer satisfaction. Regardless of our sales channel, we employ a face-to-face sales approach which we believe is most effective for our target market.

  . Leverage our local network infrastructure to exploit the DSL services opportunity. As of December 31, 2000, we had 75 DLC locations. With our infrastructure and extensive technical expertise, we are well positioned to rapidly deploy DSL to meet the growing demand for high-speed data services, as we are able to efficiently overlay the required equipment in these existing collocations.

  . Leverage our network infrastructure to service the wholesale marketplace. We plan to continue to leverage our network capacity by providing a full complement of broadband services to wholesale customers, which allows us to more efficiently use our network facilities.

  . Expand through strategic acquisitions and alliances. As part of our expansion strategy, we plan to consider strategic acquisitions of, and alliances with, related or complementary businesses, although we have no current understanding, commitment or agreement with respect to any material transactions.

 Services

   We offer (1) integrated retail voice services, which include local, long distance, paging services, advanced intelligent network, or AIN applications, operator and other enhanced services; (2) data services, which include frame relay, private line and fiber sales, ATM, enhanced internet services, advanced network services, DSL and web site and e-commerce development; and (3) wholesale voice services, including switched/dedicated access, private line, dark fiber capacity sales and prepaid calling card services.

   As of December 31, 2000, we provided integrated retail services to over 31,000 small and medium-sized business customers as well as to more than 5,000 residential and 18,500 collegiate customers.

 Integrated Retail Voice Services

   Our integrated retail voice services include the following:

  . Local Services: We provide local services in Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia, along with five other states, and have authority to provide local services in 11 other states and the District of Columbia. We offer a full range of local service features, including central exchange (Centrex) services, ISDN services, voice mail, universal messaging services, directory assistance, call forwarding, return call, hunting services, call pick-up, and repeat dialing and speed dialing.

  . Long Distance: We offer both domestic and international switched and dedicated long distance services, including "1+" outbound dialing, inbound toll-free and calling card services.

  . Paging Services: We offer advanced, facilities-based wireless paging services, including digital and alphanumeric paging, personal identification number services, voice mail, out-dial capability, locator service, fax-on-demand and broadcast faxing.

  . Advanced Intelligent Network Applications: We offer AIN functionality and custom services tailored to customer needs. These include virtual private networks, which allow customers to carve out their own dedicated network, NPA/NXX routing, which routes calls based upon the first six digits of the calling party's telephone number, along with interactive voice response applications, menu routing and expanded account codes.

  . Operator Services: We offer live or automated operators to owners of pay telephones and multi-telephone facilities, such as hotels, hospitals and universities to assist in placing outbound long distance calls and to transmit the calls over our network.

  . Other Enhanced Services: We offer conference calling services, including toll-free and operator-assisted access, sub-conferencing and transcription services; prepaid calling cards and enhanced calling card services, including features such as voice and fax mail, voice-activated speed dialing, conference calling and network voice messaging. We also provide customized solutions on customer needs through an intelligent peripheral, or IP, platform. We believe that these types of custom applications are seldom offered to our target customer profile.

 Data Services

   Our data services include the following:

  . Frame Relay: We offer frame relay services on the Lucent STDX-9000 switching platform. Such services offer customers an efficient method of data transport of up to T-1 speeds. Frame relay allows our customers to more efficiently meet their data transfer needs for such applications as Internet access, local area network interconnection and complex systems network architectures.

  . Private Line and Fiber Sales: Our private line services provide telecommunication connectivity between a customer's different locations to transmit voice, video or data in a variety of bandwidths from DS-0 to OC-48. We also offer leases of dark fiber to other telecommunication carriers on certain segments of our fiberoptic network.

  . DSL: We offer xDSL technologies utilizing Alcatel and Copper Mountain DSL products. DSL technology provides "always on" high-speed local connections to the Internet and to private and local area networks. We have agreements with other DSL providers to resell their DSL services in markets where we have not yet installed our own equipment.

  . Internet Access: We offer both dial-up and dedicated Internet access via private line and frame relay connectivity that provide high-performance, cost-efficient interconnection of multiple local area networks or legacy systems.

  . ATM: We offer ATM services, which are high-bandwidth, low-delay, connection-oriented switching and multiplexing techniques for data transfer. ATM allows for the simultaneous high-speed transfer of voice, data and video in a more efficient manner than traditional methods. These services are typically targeted to our larger customers and other telecommunications providers.

  . Enhanced Internet Services: We offer website development, design and hosting services, e-commerce integration, Internet marketing, multimedia and business-to-business services or "software".

  . Advanced Network Services: We offer enterprise services or "software" for local and wide area networks, or LANs and WANs, data network design, network management and security and Internet integration.

 Wholesale Services

   Our wholesale voice services include the following:

  . Switched/Dedicated Services: We offer 1+ domestic origination and termination services over our network, as well as both inbound and outbound international services. We also provide toll-free number origination services and local access and transport area, or LATA services.

  . Prepaid Calling Card Services: We provide prepaid calling card services, including such features as private label branding, recharge capabilities, multilingual instructions and 24-hour customer support.

   As of December 31, 2000, we provided wholesale services to more than 100 telecommunications carriers and other end-user customers, including BellSouth Mobility, Cable & Wireless USA, Verizon, Intermedia, ITC-DeltaCom, McLeod, Nextel, NEXTLINK, Sprint, UUNet, Williams Communications and MCI Worldcom.

 Implementation Of Local Services

   We began offering local exchange services in selected markets in November 1997. Since then we have installed 14 Lucent 5E 2000 local switches and also colocated digital loop carriers in ILEC central offices in selected markets to facilitate cost-effective service to smaller customers. We also had 75 DLC locations at year end December 31, 2000. We focus on utilizing DLCs to realize the cost and network advantages associated with unbundled network elements, or UNE. With DLCs in place and connected directly to our network, we are able to more profitably serve a smaller local service customer. As more of these facilities become operational, we should be able to provide a greater percentage of our local service via our own facilities, which should continue to enhance margins. We believe that this network structure provides us with a competitive advantage in better servicing our customers' needs.

 Implementation Of Data Services

   The rapid growth of the Internet, expansion of electronic commerce and introduction of new business applications have fueled increasing demand from small and medium-sized businesses for access to high-speed data services. We are positioning to meet this demand in our target markets by deploying frame relay, DSL and ATM technologies to meet the needs of existing and new business customers. As of December 31, 2000, we had installed 24 Lucent frame relay switches. These switches allow for a more cost-effective solution for our customers while providing us with a higher operating margin. We have colocated network equipment in 73 ILEC central offices throughout the southeastern United States, in addition to owning two stand-alone DLC sites.

   Our DSL service is offered under the brand name D.S.Lynx(TM). We launched D.S.Lynx in October 1999, and have continued to expand the network and facilities over which our DSL service is offered. In addition to the previously existing D.S. Lynx distribution channels, in 2000 we established relationships with 150 retail computer hardware and software stores in the Southeast to market our DSL services. As of December 31, 2000, BTI had sold over 1,300 DSL lines and had 995 lines installed.

 Our Network

   We operate a fiber optic network, consisting of owned and leased transmission capacity. In October 1997, we entered into an agreement with a national service provider to acquire an indefeasible right to use approximately 3,400 route miles of fiber optic network stretching from New York to Miami and Atlanta to Nashville. We obtained an additional 200 miles in various locations throughout the Southeast. In addition to carrying our own traffic, this network also allows us to market excess fiber capacity to other telecommunication companies. In addition, we have approximately 170 miles of fiber optic network deployed in certain metropolitan areas primarily the Raleigh-Durham-Research Triangle Park area in North Carolina, resulting in approximately 3,800 total miles of network in service at the end of 2000. During the second quarter of 2000, we commenced the construction of a 500-mile coastal Carolina fiber optic network extending from Raleigh to Wilmington, North Carolina and ultimately to Savannah, Georgia. The construction was completed during the first quarter of 2001, bringing our total operational fiber network to over 4,300 miles.

   We believe that owning our own network facilities is a key factor for continued growth of our customer base and service offerings. This infrastructure allows us to:

  . more effectively offer higher margin services, such as data and private line services;

  . improve margins by transitioning portions of our traffic onto our network; and,

  . heighten the quality of service and improve the delivery of services to our customers.

   As of December 31, 2000, our network was comprised of:

  . approximately 3,800 route miles of fiber optic network in operation, equipped with Nortel OC-48 and DWDM, or dense wavelength division multiplexing, a technology which allows for more cost effective expansion of capacity;

  . 14 Lucent 5E 2000 local switches in Jacksonville, Orlando and Tampa,
    Florida; Atlanta, Georgia; Charlotte, Greensboro, Greenville, Raleigh and Wilmington, North Carolina; and Charleston, Columbia and Greenville, South Carolina; Knoxville and Nashville, Tennessee;

  . five long distance Alcatel MegaHub 600E/ES Tandem switching systems located in Atlanta, Dallas, New York, Orlando and Raleigh;

  . Alcatel network equipment colocated in 73 ILEC central offices and at two stand-alone sites which facilitates our local service offerings;

  . five ATM switches located in Orlando, Florida; Atlanta, Georgia; and
    Charlotte, Raleigh and Wilmington, North Carolina;

  . 24 Lucent frame relay switches located in Washington, DC; Jacksonville,
    Orlando, Tallahassee and Tampa, Florida; Atlanta, Georgia; New York, New York; Charlotte, Greensboro, Greenville, Raleigh(2), Rocky Mount, Wilmington and Winston-Salem, North Carolina; Philadelphia, Pennsylvania; Charleston, Columbia and Greenville, South Carolina; Chattanooga, Knoxville and Nashville, Tennessee; Dallas, Texas; and Richmond, Virginia; and

  . 13 stand-alone point of presence, or POP sites located in Washington, DC;
    Jacksonville, Florida; Savannah, Georgia; Indianapolis, Indiana; Newark, New Jersey; Fayetteville, Morrisville, Myrtle Beach, Rocky Mount and Winston-Salem, North Carolina; Philadelphia, Pennsylvania; Chesapeake and Richmond, Virginia, utilized for more efficient concentration of our network traffic.

   We lease additional network capacity primarily under contracts negotiated through our membership in the Associated Communication Companies of America, or ACCA, a 10-member trade association that we co-founded in 1993. The ACCA negotiates with carriers for bulk transmission capacity for its members. The collective buying power of its members enables the ACCA to negotiate as if it were one of the larger telecommunications service providers in the United States.

 Sales and Marketing

   We have made significant investments in personnel and have increased marketing and advertising efforts associated with the expansion of our sales offices, local and data services and the expansion of our fiber optic network. Since the third quarter of 1999, we have opened eight new sales offices, a 40% increase, for a total of 28 as of the end of 2000. Currently, sales offices in the states of Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia produce approximately 90% of BTI's revenues.

   Our retail sales efforts target small and medium-sized businesses in the southeastern United States. Historically, we believe that the large providers have not focused their sales and marketing efforts on these customers. Our sales teams utilize a face-to-face sales and service approach to build long-term business relationships with our customers. Our goal is to become the single-source provider of all communications services for our customers. To support this effort, our sales personnel have access to BTI's customer resource management, or CRM software and network architecture, which gives them access to customer data, allowing for a quick and effective response to their needs.

   BTI markets its integrated retail services primarily through two channels: our direct sales force and a network of independent dealers and agents, which we call the Corporate Partner Program. We also market local and long distance services through our Association and Academic Edge affinity programs.

   We support both our direct and Corporate Partner sales forces with a group of skilled product specialists. This group provides technical sales support for the following:

  . local service;

  . frame relay services;

  . private line services;

  . Internet services;

  . paging and personal messaging;

  . conference calling services; and

  . operator services.

   Across both our direct and indirect sales channels, our product specialists support sales efforts by:

  . meeting with customers and prospects;

  . conducting competitive analysis;

  . providing preliminary pricing services;

  . providing continued training for the sales forces; and

  . preparing proposals and providing technical support for complex sales presentations.

   We compensate our product specialists based on the acquisition and retention of the customers for which they are responsible, typically determined by the region or market they are serving.

 Direct Sales and Support

   Our direct sales and support staff market integrated retail communication services directly to end users. As of December 31, 2000, BTI employed approximately 220 direct sales representatives working in 28 sales offices located throughout the southeastern United States. For 2000, the direct sales channel was responsible for approximately 80% of our total integrated retail revenue.

   We have sales offices located in the following 28 cities:

   Birmingham, AL       Alpharetta, GA     Greensboro, NC      Greenville, SC
   Washington, DC       Atlanta, GA        Greenville, NC      Chattanooga, TN
   Ft. Lauderdale, FL   Savannah, GA       Raleigh, NC         Knoxville, TN
   Jacksonville, FL     Louisville, KY     Wilmington, NC      Nashville, TN
   Orlando, FL          Charlotte, NC      Winston-Salem, NC   Norfolk, VA
   Miami, FL            Durham, NC         Charleston, SC      Richmond, VA
   Tampa, FL            Fayetteville, NC   Columbia, SC        Roanoke, VA

   Each of our sales offices is staffed with at least one sales manager, depending on the size of the market, with each manager overseeing a team of direct sales personnel and product specialists. Each office has at least one sales administrator and one field support specialist, or FSS. A sales administrator tracks sales and order flow for their respective sales office while an FSS focuses on customer care. Our field support specialists manage customers by region to resolve service and billing issues and maintain a single point of contact for the customer. An FSS will also handle term renewals and cross selling of additional services needed by the customer. Also, as of December 31, 2000, we had employed over 25 data sales specialists to market and provide support to Direct sales representatives as a means to enhance the growth of our data services business. All data sales specialists are experienced technical sales support specialists able to address complex data communication issues.

   All new sales representatives receive formal training, in which we expect them to gain a thorough knowledge of our services. We train the sales force with a customer-focused program that promotes increased sales through customer attraction and retention. After formal training, sales representatives participate in a continuing mentoring program. We believe this sales training system gives us a competitive advantage in attracting and retaining sales personnel.

   We base our marketing strategy on the belief that our target customers want to have their telecommunications needs met by a single company. Moreover, they want to have a single point of contact for all of their product, billing and service requirements. BTI assigns a dedicated FSS to each customer above a specified billing level. FSS's regularly contact and meet with customers to satisfy their telecommunication needs. In addition, BTI provides 24-hour, toll-free access to a centralized customer service center.

   Our sales force compensation strategy provides significant incentives for customer retention. We compensate all sales personnel with a salary as well as a commission structure for new and residual business. We believe that our compensation structure motivates each salesperson to remain actively involved with customers and participate in the customer support process. It also provides for incentives tied to the sale of higher margin products such as data services and facilities-based local service. To encourage new business, sales personnel are encouraged to identify potential business customers by several methods, including customer referral, market research, and networking alliances, such as endorsement agreements with trade associations and local chambers of commerce. Our sales personnel also work closely with product specialists to design comprehensive solutions for customers.

   We enhance our direct and Corporate Partner sales with the BTI Association Program. We pay a share of the revenue generated under the program to participating organizations and provide discounts to their members in return for being endorsed as a preferred telecommunications vendor. As of December 31, 2000, more than 200 organizations were participating in this program.

   In order to capitalize on the excess capacity of our network during off peak hours, we also market local and long distance services through our Academic Edge Program for colleges and universities. By using off-peak network capacity and existing infrastructure, this program produces incremental revenue without materially increasing fixed network costs. We pay a share of the revenue generated under the program to participating colleges and universities in return for being selected as an official campus telecommunications service provider. In addition to 35 existing colleges and universities, BTI was recently selected to provide telecommunications services to the 16-campus University of North Carolina system.

 Independent Dealer and Agent Sales (Corporate Partner Program)

   In 1992, we established a network of independent dealers and agents to market our services. Currently there are 15 corporate partner offices which are typically located in our direct sales offices. As with our direct sales force, our independent dealers and agents have access to our product specialists for sales support. This access enables our independent dealers and agents to be more effective in their sales efforts ultimately presenting a better solution for the customer. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention. We employ Corporate Partner managers who recruit and support dealers and agents. We also support dealers and agents through an order management and support team located in Raleigh, North Carolina. In 1999 and 2000, sales through our authorized independent dealers and agents accounted for approximately 25.9% and 19.8% respectively, of our integrated retail services revenue.

 Wholesale Services

   We established a wholesale sales force in November 1995. The wholesale group is responsible for selling wholesale products and services that include on-net bandwidth facilities, dark fiber network, domestic and international switched services, and wholesale local and data products. The wholesale sales channel markets products to other telecommunications providers, such as interexchange, local exchange or wireless companies. We also market wholesale services to internet service providers, application service providers, governmental agencies, financial institutions and large corporations. We believe we can compete effectively in these markets based on a combination of price, reliability, advanced technology, route diversity, efficient order processing and customer service. Our wholesale group includes 15 direct sales professionals and seven support specialists located at our corporate headquarters. The wholesale organization locates potential customers through trade shows, customer referrals and industry alliances. When contacting customers, the wholesale sales professional works with network engineers and executive management to gain insight and information on the customer's operations and telecommunications needs to develop innovative and application-specific solutions. Our wholesale business allows us to more effectively leverage our existing network infrastructure and facilitates the recovery of our fixed network costs.

 Marketing and Advertising

   We coordinate with sales in launching aggressive marketing and advertising programs to generate retail services in specific markets. These campaigns typically include print ads, mailings, trade shows and focused television and radio advertisements. We have also negotiated multi-year cooperative advertising agreements with key customers. BTI sponsors or is otherwise actively involved in a number of community and charitable events, including the BTI Center for the Performing Arts in Raleigh, North Carolina. We currently provide local and long distance services to the Carolina Hurricanes and Tampa Bay Lightning, two NHL teams, and their home arenas, in return for advertising rights.

Competition

   The telecommunications industry is highly competitive. We believe that we compete primarily on the basis of customer service, price, reliability and availability of service offerings. Our ability to compete effectively will depend on our ability to maintain high quality services at prices generally equal to or below those charged by our competitors.

 Overall Market

   A continuing trend toward business combinations and alliances in the telecommunications industry might create significant new competitors for us. Many of these combined entities will have resources far greater than ours. These combined entities might provide a bundled package of communications products, including local, long distance and data services that compete directly with the products we offer. These entities might also offer services sooner and at more competitive rates than we do.

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

   AT&T, MCI WorldCom, Sprint and other carriers have implemented price plans aimed at residential customers with significantly simplified rate structures. This might lower long distance prices. Long distance carriers have made similar offerings available to the small and medium-sized businesses we primarily serve, creating additional pricing competition and creating pressure on gross margins. If we are unable to reduce costs in a timely manner, our margins might be significantly reduced.

   We anticipate that a number of regional Bell operating companies will seek authority to provide in-region long distance services in 2001 and beyond. The regional Bell operating companies already have extensive fiber optic cable, switching and other network facilities in their respective regions that can be used for their long distance services. Once regional Bell operating companies are allowed to offer widespread in-region long distance services, they will be in a position to offer single-source local and long distance service. The FCC recently approved Verizon's provision of in-region long distance services in New York and Southwestern Bell's applications in Texas, Oklahoma and Kansas. The FCC currently is considering an application from Verizon for Massachussetts.

   We expect continued long distance price declines because some carriers are expanding their capacity. Broadwing, Qwest, Level 3 and Williams Communications, for example, are constructing nationwide fiber optic systems with routes through portions of the southeastern United States. BellSouth is likely to receive authority to use its excess capacity to market in-region long distance, and technological advances continue to expand the capacity of networks. If industry capacity expansion exceeds demand along any of our routes, we might suffer severe additional pricing pressure.

 Local Services Market

   In the local communications market, our primary competitor is the incumbent local exchange carrier serving each geographic area, including BellSouth in most of our markets. Most incumbent local exchange carriers offer substantially the same services as we currently offer, excluding long distance. Incumbent local exchange carriers benefit from:

  . long-standing relationships with our target customers;

  . greater financial and technical resources;

  . the ability to subsidize local services from revenues in unrelated businesses; and

  . recent regulations that relax price restrictions and decrease regulatory oversight of incumbent local exchange carriers.

   If the incumbent local exchange carriers are allowed additional flexibility by regulators to offer discounts to large customers, engage in aggressive discount pricing practices or charge competitors excessive fees for interconnection to their networks, our revenue could be materially adversely affected.

   We also face competition from new entrants into the local services business, who might also be better established and have greater financial resources. For example, AT&T, MCI WorldCom and Sprint have each begun to offer local communications services in major U.S. markets. Other entities that currently or might offer local switched services include companies that have previously operated as competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators, out-of-region regional Bell operating companies and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with incumbent local carriers, including regional Bell operating companies, could offer single-source local and long distance services similar to ours.

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

   Competition might also increase as a result of a recent World Trade Organization agreement on telecommunications services. As a result of the agreement, the FCC has made it easier for foreign companies to enter the U.S. telecommunications market.

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

 Overview

   We are subject to federal, state and local regulation. Sometimes, the authority of the government entity regulating us overlaps with the authority of other regulators. Local governments may require us to obtain licenses, permits or franchises regulating the use of public rights-of-way necessary to install and operate our networks.

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

   The Telecommunications Act also eliminates previous prohibitions on the provision of long distance services by the regional Bell operating companies and the GTE operating companies. The regional Bell operating companies are now permitted to provide long distance service outside those states in which they provide local exchange service upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act, the regional Bell operating companies will be allowed to provide long distance service within the regions in which they also provide local exchange service upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements. BellSouth has sought such authority in Louisiana and South Carolina. Both requests were denied by the FCC and the denials were upheld by the United States Court of Appeals for the D.C. Circuit. In December 1999, the FCC authorized Verizon to provide in-region long distance services in New York. In June 2000, the FCC authorized Southwestern Bell to provide in-region long distance services in Texas. In January 2001, the FCC granted Southwestern Bell the same authority for Kansas and Oklahoma. Verizon has an application pending before the FCC to provide long-distance services in Massachusetts. We expect the Bell Operating Companies to file more applications for authority to provide long distance service in 2001. Bell operating company provision of in-region long distance services may have a material adverse impact on our long distance service operations.

   The Telecommunications Act imposes certain restrictions on the regional Bell operating companies in connection with the entry into long distance services. Among other things, the regional Bell operating companies must provide long distance service within the regions in which they also provide local exchange service only through separate subsidiaries with separate books and records, financing, management and employees, and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The regional Bell operating companies are also prohibited from jointly marketing local and long distance services, equipment and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the regional Bell operating companies must obtain authority to provide long distance service within the regions in which they also provide local exchange service before jointly marketing local and long distance services in a particular state. US West and Ameritech Corporation announced marketing arrangements with Qwest whereby they would market Qwest long distance services in their respective regions. The FCC found these arrangements to be unlawful. The FCC decision was upheld on appeal.

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

   Services of non-dominant carriers are subject to relatively limited regulation by the FCC. Non-dominant carriers are required to file tariffs listing the rates, terms and conditions of interstate access and international services provided by the carrier. Periodic reports concerning the carrier's interstate circuits and deployment of network facilities also are required to be filed. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. We must offer our interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. We have obtained FCC authority to provide international services. Pursuant to these FCC requirements, we have filed and maintain with the FCC a tariff for our interstate access and international services.

   On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers, such as we, maintain tariffs on file with the FCC for domestic interstate long distance services. Following a nine-month transition period, relationships between carriers and their customers were to be set by contract. Although the FCC order was stayed by the United States Court of Appeals for the District of Columbia Circuit, that stay has now been lifted. Accordingly, nondominant interstate services providers will no longer be able to rely on the filing of tarrifs with the FCC as a means of providing notice to customers of prices, terms, and conditions under which they offer their domestic interstate interexchange services. During 2001, we are required to cancel our FCC tariffs as a result of the FCC's orders. We believe that the elimination of the FCC's tariff requirement will permit us to respond more rapidly to changes in the marketplace. In the absence of tariffs, however, we will be required to obtain agreements with our customers regarding many of the terms of our existing tariffs, and uncertainties regarding such new contractual terms could increase the risk of claims against us from our customers.

   On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. The order requires all telecommunications carriers providing interstate telecommunications services, including us, to contribute to universal service support. These contributions are assessed based on certain interstate and international end user telecommunications revenues. The revenues for the high cost and low-income fund are estimated quarterly based on certain interstate and gross end user telecommunications revenues. The revenues for the schools and libraries and rural health-care fund are estimated quarterly on interstate and international gross end user telecommunications revenues. We may pass these costs on to our subscribers.

   The FCC and many state PUCs have implemented rules to prevent unauthorized changes in a customer's pre-subscribed local and long distance carrier (a practice commonly known as "slamming.") Pursuant to the FCC's slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC's slamming rules were revised effective November 2000 to include new provisions governing liability for slamming, and provisions allowing state PUCs to elect to administer and enforce the FCC's slamming rules. These new slamming liability rules substantially increase a carrier's possible liability for unauthorized carrier changes, and may substantially increase a carrier's administrative costs in connection with alleged unauthorized carrier changes (even if the carrier can provide valid proof that such changes were authorized). Under the new rules, carriers must immediately remove from the customer's bill all charges incurred within 30 days following an alleged slam. If the FCC (or the relevant state PUC) determines that the carrier has slammed the customer, and the customer has not yet paid the bill, the customer will be absolved from any charges for the first 30 days following the slam (whereas if the carrier provides clear and convincing proof that the consumer authorized the change, the carrier may re-bill the customer.) If the FCC (or relevant state PUC) determines that a carrier has slammed a customer and the customer has already paid the unauthorized carrier, the unauthorized carrier must remit to the authorized carrier 150% of all payments received from a slammed customer. The authorized carrier must in turn remit 50% of the amount received from the unauthorized carrier back to the slammed customer. The new slamming liability rules have been appealed to the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the effect that these new liability rules will have on our business. It is possible that the new rules will increase our costs substantially, even in cases where the carrier changes are not unauthorized. The FCC also issued revised rules in August 2000 that are expected to become effective in April 2001 or shortly thereafter, regarding the procedures for changing a subscriber's pre-subscribed carrier, and establishing new carrier reporting and registration requirements. Implementation of these new rules may increase our costs of administering long distance service accounts.

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

   On July 18, 2000, the Eighth Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that ILECs must provide to CLECs, the costing rules that must be applied in determining the price of unbundled network elements from ILECs, and the requirement that ILECs must provision combinations of UNEs that are not already combined. The Supreme Court will hear the latter two issues in its coming term. The overall impact of the Eighth Circuit Court and Supreme Court decisions on us cannot yet be determined and there can be no assurance that it will not have a material adverse effect on us. In addition, other FCC rules relating to local service competition are still being challenged, and there can be no assurance that decisions with respect to such rules will not be adverse to companies seeking to enter the local service market.

   The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these "access charges," over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. On May 31, 2000 the FCC adopted the proposal of the Coalition for Affordable Long Distance Service ("CALLS") that significantly restructures and, reduces in some respects, the interstate access charges of the RBOCs, GTE, AT&T, and Sprint. Among the more significant regulatory changes established by the CALLS Order, the BOCs and GTE are required to reduce switched access charges to an average of $0.0055/minute. Price cap ILECs are additionally required to eliminate the presubscribed interexchange carrier charge ("PICC") as a separate charge and fold it into an increased subscriber line charge ("SLC"). AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLS Order will not apply directly to CLECs, ILEC reductions in switched access charges may place some downward pressure on CLEC to reduce their own switched access charges. In addition, IXCs other than AT&T and Sprint are not subject to the CALLS Order, but may seek to alter their offerings to conform to AT&T's and Sprint's commitments in this proceeding. A Petition for Reconsideration of the CALLS Order is currently before the FCC.

   In addition, the FCC is currently considering other access charge reform measures such as Pricing Flexibilty and CLEC Access Charges. The FCC has granted local exchange carriers additional flexibility in pricing their interstate special and switched access services on a central office specific basis. In a series of decisions, the FCC pricing rules restructured local exchange carrier switched transport rates in order to facilitate competition for switched access. In addition, the FCC adopted rules that required incumbent local exchange carriers to substantially decrease the prices they charge for switched and special access, and changed how access charges are calculated. These changes were intended to reduce access charges paid by long distance carriers to local exchange companies and shift certain usage-based charges to flat-rate, monthly per line charges. On August 5, 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility. The order provides certain immediate regulatory relief of price cap local exchange carriers and sets forth a framework of "triggers" to provide those companies with greater flexibility to set rates for interstate access services. On February 2, 2001, the D.C. Circuit upheld the FCC rules regarding pricing flexibility. The FCC has recently granted pricing flexibility applications for switched access services provided by BellSouth in a number of cities in its service territory, for dedicated transport and special access services provided by SBC entities in certain cities, and for dedicated transport and special access services provided by Verizon entities in certain cities.

   CLEC access charges have become a source of contention for many IXCs. Some IXCs have refused to pay CLEC access charges that they find to be excessive and have sought authority to refuse to terminate traffic with CLECs that do not reduce their access charges to levels that the IXCs deem reasonable. If IXCs are permitted to refuse to terminate traffic with offending CLECs, end-users could be denied the ability to complete certain calls. The matter of CLEC access charges is presently pending before the FCC. (See Legal Proceedings).

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

   The FCC also has been considering whether local carriers are obligated to pay compensation to each other for the transport and termination of calls to Internet service providers when a local call is placed from an end user of one carrier to an Internet service provider served by the competing local exchange carrier. In February 1999, the FCC issued a declaratory ruling that determined that dial-up calls from a customer to an Internet service provider are jurisdictionally mixed but largely interstate calls, and therefore, are subject to the FCC's jurisdiction. The FCC also ruled that the reciprocal compensation obligations of the Telecommunications Act were not mandated for dial-up calls from a customer to an Internet service provider. The FCC issued a notice of proposed rulemaking to create an applicable federal rule, but in the absence of a federal rule on the subject, the FCC ruled that state commissions had the discretion to impose reciprocal compensation obligations on dial-up calls to Internet service providers. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the aspect of the declaratory ruling that said the reciprocal compensation obligations of the Telecommunications Act were not mandated for dial-up calls to Internet service providers, and remanded the issue to the FCC for further consideration. As a result, it is uncertain whether calls terminating to Internet service providers are subject to the payment of reciprocal compensation, or what form of intercarrier compensation will be required as the result of a new federal rule. The FCC and several state public service commissions have initiated proceedings to consider these issues. If state commissions, the FCC or the courts determine that inter-carrier compensation does not apply, we may be unable to recover our costs or will be compensated at a significantly lower rate.

   In March 1999, the FCC issued an order requiring incumbent local exchange carriers to provide unbundled loops and co-location on more favorable terms than had previously been available. The order permits co-location of equipment that could be used to more efficiently provide advanced data services such as high-speed DSL service, and requires less expensive "cageless" co-location. In August 1998, the FCC determined that advanced services are telecommunications services subject to regulation under Sections 251 and 252 of the Telecom Act. In the same order, the FCC issued a notice of proposed rulemaking on terms for the provision of such services on a separate subsidiary basis. Permitting ILECs to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. The FCC imposed conditions on the merger of SBC with Ameritech in October 1999 that permit the provisioning of advanced data services via separate subsidiaries pursuant to various requirements. The D.C. Circuit vacated the separate subsidiary requirement on January 9, 2001. We cannot predict whether these requirements will ultimately prove enforceable, nor whether they will deter anticompetitive conduct if they are enforceable. These areas of regulation are subject to change through additional proceedings at the FCC or judicial challenge.

 State Regulation
   We are subject to various state laws and regulations. Most public utilities commissions subject providers such as us to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We also are required to update or amend our tariffs when we adjust our rates or add new products, and we are subject to various reporting and record-keeping requirements.

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

 Local Government Authorizations
   We are required to obtain street use and construction permits and licenses and/or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees typically based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, incumbent local exchange carriers do not pay such franchise fees or pay fees that are substantially less than those required to be paid by us. To the extent that competitors do not pay the same level of fees as us, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that we remove our facilities or abandon our network in place could have a material adverse effect on us.

Employees
   As of December 31, 2000, we had approximately 1,250 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees is currently represented by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties
   We lease offices and space in a number of locations, primarily for sales offices and network equipment installations. We lease approximately 140,000 square feet of office space for our corporate headquarters in Raleigh, North Carolina, under a lease expiring in April 2005. We lease space for sales offices in North Carolina, Florida, Georgia, South Carolina, Tennessee, Virginia, Kentucky and Alabama. The leases for these offices expire between September 2001 and September 2005. In addition, we lease rights-of-way, office space and land for our network equipment. The leases for the office space and land expire between January 2002 and June 2015, and the leases for the rights-of-way are either perpetual or are renewable through 2023. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our needs for the foreseeable future.

Item 3. Legal Proceedings
   In April 2000, we were served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. Wachovia alleged that we breached a letter agreement between Wachovia and us and owed Wachovia a placement fee of $10 million in exchange for Wachovia's services as financial advisor. The parties have agreed in principle to a confidential settlement of this matter. Final documents are being prepared to include a dismissal with prejudice of all claims. The full settlement amount, less the amount we originally accrued has been treated as additional equity transaction costs as of December 31, 2000 and therefore had no impact on our earnings.

   Also in April 2000, we joined 13 other competing local exchange companies to bring a lawsuit against AT&T and Sprint in federal court in Virginia to collect access charges that the defendants have ordered and accepted pursuant to our lawfully filed tariffs. As of December 31, 2000, AT&T owed us approximately $5.9 million and Sprint owed us approximately $1.9 million for access services. Proceedings in this case are stayed until July 19, 2001, while the FCC considers two issues that were referred to it by the Court. In response to the Court's referral, in January 2001, AT&T and Sprint filed a formal rate complaint against us at the FCC seeking unspecified damages. Because discovery is ongoing, and due to the uncertainties inherent in the complaint process, we are unable to predict the outcome of these complaints.

   Except as described above, we are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
   No action was taken by the shareholders of our common stock or Series A preferred stock in the fourth quarter of 2000.

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

   There is no established public trading market for either our common stock or our Series A preferred stock.

Dividend Policy

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

Stock Transactions

   As of February 28, 2001, an aggregate of 92,542,036 shares of common stock was outstanding, 92,397,661 of which was held by our founder, Peter T. Loftin, and the remainder of which was held by one entity and three individuals. At February 28, 2001, Welsh Carson Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS") held all of the 200,000 outstanding shares of our Series A preferred stock. The Series A preferred stock is convertible into shares of our common stock at any time at the election of WCAS. The conversion rate is 116.959 shares of common stock for every share of Series A preferred stock, subject to adjustment for certain dilutive issuances of our common stock.

   In a series of transactions during the first quarter of 2001, we issued 67,142 shares of Series B preferred stock, warrants to purchase common stock and a Senior Secured Note in the aggregate principal amount of $50.0 million, the details of which transactions are set forth under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." 57,143 shares of the Series B preferred stock were issued to WCAS and 9,999 shares were issued to Mr. Loftin. There is no established public trading market for our Series B preferred stock. The Series B preferred stock is convertible into shares of our common stock. The conversion rate is 800 shares of common stock for every share of Series B preferred stock, subject to adjustment for certain dilutive issuances of our common stock.

   See Item 12, "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the possible effects of the Series A and Series B preferred stock conversion and exercise of warrants.

   In May 2000, we issued an aggregate of 125,000 shares of our common stock pursuant to an Asset Purchase Agreement with Max Commerce, Inc. In June 2000, we issued an aggregate of 3,334 shares of common stock upon the exercise of stock options with an exercise price of $3.00 per share. In August 2000, we issued an aggregate of 16,041 shares of common stock upon the exercise of stock options with an average exercise price of $4.30 per share. The sales of common stock under the Asset Purchase Agreement and upon the exercise of the options were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 or Rule 701 promulgated thereunder as transactions by an issuer not involving a public offering.

Item 6. Selected Financial and Operating Data

   The following selected historical financial and operating data for the five years ended December 31, 2000 were derived from our audited financial statements. The selected data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and notes thereto, and other financial and operating data contained elsewhere herein.

                                       Year Ended December 31,
                           ---------------------------------------------------
                             1996      1997      1998       1999       2000
                           --------  --------  ---------  ---------  ---------
Statement of Operations
 Data (in thousands,
 except per share data):
Revenues.................  $148,777  $194,949  $ 212,554  $ 260,049  $ 271,484
Operating expenses:
Cost of services.........    90,820   139,030    150,901    173,153    166,445
Selling, general and
 administrative
 expenses................    53,791    60,131     80,011    105,545    151,135
                           --------  --------  ---------  ---------  ---------
Total operating
 expenses................   144,611   199,161    230,912    278,698    317,580
                           --------  --------  ---------  ---------  ---------
Income (loss) from
 operations..............     4,166    (4,212)   (18,358)   (18,649)   (46,096)
Interest expense.........    (1,695)   (8,806)   (25,430)   (28,531)   (30,467)
Other income (expense),
 net.....................         4     2,379      5,555      2,454       (868)
Gain on sale of
 marketable securities...       131       --         --         --         --
                           --------  --------  ---------  ---------  ---------
Income (loss) before
 income taxes............     2,606   (10,639)   (38,233)   (44,726)   (77,431)
Income taxes.............       --        --         --         --         --
                           --------  --------  ---------  ---------  ---------
Net income (loss)........     2,606  $(10,639) $ (38,233) $ (44,726) $ (77,431)
                           ========  ========  =========  =========  =========
Proforma income taxes
 (a).....................     1,094       --         --         --         --
                           ========  ========  =========  =========  =========
Proforma net income (a)..  $  1,512  $    --   $     --   $     --   $     --
                           ========  ========  =========  =========  =========
Cash dividends declared
 per common share (b)....  $   0.01  $   0.01  $    0.01  $     --   $     --
                           ========  ========  =========  =========  =========
Other Data (in thousands,
 except ratio data):
Capital expenditures,
 including line access
 fees....................  $  8,401  $ 23,479  $  69,434  $  85,050  $ 145,888
Depreciation and
 amortization............     4,471     6,613     11,457     19,412     34,376
Net cash provided by
 (used in) operating
 activities..............       283     8,211     (6,418)   (18,462)   (14,936)
Net cash used in
 investing activities....    (8,681) (133,248)   (49,466)   (61,267)  (120,807)
Net cash provided by
 financing activities....     8,589   191,542      1,649    153,111     55,164
EBITDA (c)...............     8,637     3,138     (6,854)     1,071    (11,436)
Ratio of earnings to
 fixed charges (d).......      1.8x       --         --         --         --
Balance Sheet Data (at
 period end and in
 thousands):
Working capital
 (deficit)...............  $ (3,189) $ 76,842  $   4,599  $  73,703  $ (74,083)
Property and equipment,
 net.....................    21,498    44,577    101,960    166,574    277,649
Total assets.............    48,682   223,550    209,171    334,834    357,362
Debt and capital lease
 obligations.............    21,088   251,794    254,882    279,000    338,368
Shareholder's equity
 (deficit)...............     2,374   (69,574)  (109,842)  (219,342)  (307,956)

--------
(a) Historical financial information for the two years in the period ended December 31, 1997, does not include a provision for income taxes because, prior to September 1997, we were an S corporation not subject to income taxes. Net income has been adjusted on a pro forma basis to reflect the tax that would have been paid by BTI if it had been subject to income tax for the full period.

(b) The dividends were paid in part to provide funds for tax obligations owed by BTI's shareholders as a result of BTI's S-corporation status prior to September 1997.
(c) EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization, other income and expense and non-cash compensation expense recorded in accordance with APB No. 25. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.
(d) The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt issuance costs, and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest (estimated to be 15% of such expense). For the years ended December 31, 1997, 1998, 1999 and 2000, earnings were insufficient to cover fixed charges by $10.6 million, $38.2 million, $44.7 million and $77.4 million, respectively.

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

Overview

   BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc., is a leading facilities-based integrated communications provider, or ICP, in the southeastern United States. We currently offer (1) integrated retail voice services, including local, long distance, paging, Advanced Intelligent Network ("AIN") applications, operator and other enhanced services; (2) data services, which include dial-up and dedicated Internet Service, DSL high-speed Internet access, private line, frame relay and ATM services; and (3) wholesale voice services including switched/dedicated access and prepaid calling card services. Our target market for retail services, both voice and data, consists primarily of the small to mid-sized business customers. As of December 31, 2000, we had 28 sales offices in the southeastern United States.

   We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh. To facilitate early market entry, we began offering local exchange services in November 1997 in selected markets in the southeastern United States by reselling the services of the incumbent local exchange carriers. In the first quarter of 1998, we began installing equipment and infrastructure to support facilities-based local services in key markets. As of December 31, 2000, we had installed 14 Lucent 5ESS 2000 local switches, digital loop carriers and associated infrastructure in Raleigh, Charlotte, Greensboro, Wilmington and Greenville, North Carolina; Columbia, Greenville and Charleston, South Carolina; Atlanta, Georgia; Orlando, Tampa and Jacksonville, Florida; and Knoxville and Nashville, Tennessee.

   As of December 31, 2000, we had colocated network equipment (primarily digital loop carriers) in 75 incumbent local exchange carrier central offices and we had two digital loop carriers in stand-alone locations in order to provide more cost-effective local services to our customers. These colocations are also facilitating development of our DSL service offerings. We began offering DSL high-speed Internet services during August 1999. As of December 31, 2000, we had also installed 24 frame relay switches within our network, allowing us to offer a wider array of data services to our customers over our own network.

   In October 1997, we purchased, pursuant to an indefeasible right of use, approximately 3,400 route miles of dark fiber from New York to Miami and Atlanta to Nashville on a fiber optic network being constructed by a national service provider. As of December 31, 2000, all of this network was operational. We have 22 points-of-presence deployed along this fiber route with Nortel OC-48 and DWDM technology to insure sufficient capacity to support our planned growth. We also owned over 100 route miles of fiber in North Carolina's Raleigh-Durham-Research Triangle Park area. In March of 2001 we completed construction of a 500 mile fiber network from Raleigh, North Carolina to Savannah, Georgia, giving us a total of over 4,300 miles of fiber optic network.

Recent Developments

   During the first quarter of 2001, we completed a series of transactions to provide the funding required for our ongoing operations and continued growth. These transactions, which consist of both debt and preferred equity, secured a total of approximately $110 million of incremental capital. In addition, we restructured our current senior credit facilities into a new term loan with an extended maturity. Given that the current phase of our network expansion is substantially complete and that we expect to generate positive EBITDA during 2001, we believe these investments should provide the capital to fully fund our current business plan. The transactions are more fully described as follows:

     Preferred Equity Investments In two transactions during the first quarter of 2001, we issued 59,999 shares of Series B preferred stock ("Series B") to existing shareholders at a price of $1,000 per share, providing total proceeds of approximately $60 million. On January 12, 2001 we issued 9,999 shares to our Chairman and Chief Executive Officer (also our majority common shareholder) and 10,000 shares to existing shareholder Welsh, Carson, Anderson and Stowe VIII, L.P. and two affiliated funds (together, "WCAS") to provide interim working capital of approximately $20 million while the remaining transactions were negotiated and closed. On March 30, 2001, we completed the second transaction, in which we issued an additional 40,000 shares of Series B to WCAS, also at a price of $1,000 per share, producing total proceeds of $40 million. All shares of Series B have customary anti-dilution protections. The closing of the second transaction was subject to certain conditions, including the restructuring of our senior credit facilities and the issuance of the Senior Secured Note, described below, in order to provide for a fully funded business plan. The Series B terms also require the payment of a $1 million financing fee to WCAS.

     The terms of the Series B transactions also provided for the issuance of
  12.6 million warrants to purchase our common stock at a price of $0.01 per share. The number of warrants outstanding may be reduced to a minimum of
  6.6 million, or increased to a maximum of 18.6 million, based upon our attaining certain financial plan objectives on a quarterly basis through the end of 2001. The warrants are exercisable for a period of ten years beginning on January 12, 2001, and are subject to customary anti-dilution provisions.

     Each share of Series B is convertible into 800 shares of our common stock. The holders are also entitled to dividends equal to the greater of
  (i) 6% per annum of the original purchase price of $1,000 per share or (ii) the amount of dividends that would have been received during such period had the Series B been converted into shares of our common stock. Such dividends are payable in cash or stock at our election. The Series B shareholders may redeem their shares at a price equal to the higher of the fair market value or liquidation value upon the later of January 12, 2008, or six months after our 10 1/2% senior notes are refinanced. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid out of the assets of the Company, prior and in preference to common stockholders or any other class or series of capital stock, an amount equal to the greatest of (i) $1,000 per share plus accrued and unpaid dividends thereon, (ii) such amount as would have been payable had the Series B been converted into shares of our common stock immediately prior to such an event and (iii) an amount representing an internal rate of return on the investment of the holders of the Series B of 20%.

     The Series B agreement also contains governance provisions whereby WCAS representatives will constitute a majority of the Board of Directors until such time as their ownership falls below a specified minimum level. In addition, Peter Loftin entered into an agreement to vote his common shares in favor of any action approved by the Board of Directors. The Series B terms also provide approval rights on certain types of transactions requiring a majority vote of the Series B shareholders. The holders of a majority of our Series A and Series B shares may also direct the Board to effect a sale of the company after December 31, 2002, or sooner, if we fail to meet certain financial performance objectives.

     Senior Secured Note Concurrent with the March 30, 2001 Series B transaction, we also issued a Senior Secured Note (the "Note") to WCAS in the amount of $50 million. The Note is secured by a second priority lien on certain of our assets and the stock of our operating subsidiary, and matures immediately following the repayment of the restructured senior bank facilities. The Note bears interest at the higher of 10% per annum or the rate existing on our senior bank facilities, and contains covenants identical to those contained in our senior bank facilities. The Note also provides for the issuance to WCAS of 7,143 shares of Series B, and 1.5 million warrants at $.01 per share and have terms identical to the Series B warrants described above.

     The proceeds of the Series B transaction and the Note will be used to continue building our telecommunications network, to expand our infrastructure and marketing resources, to make acquisitions, to provide working capital and for other general corporate purposes.

     Restructured Bank Credit Facilities Effective March 30, 2001, we restructured our existing GE Capital Facilities and Bank of America Facility. In connection with this restructuring, we entered into a new $89 million loan with GE Capital, Bank of America, and Export Development Corporation (the "Loan"), which was fully drawn at closing. The Loan contains a provision to allow its expansion to $100 million if we obtain a commitment from an additional lender. The Loan begins quarterly amortization in 2003, and matures on April 30, 2007. The issuance of the Loan was conditioned upon the closing of the Series B preferred stock and the Note discussed above.

     Interest accrues on the Loan, at our option, at either 1, 2, 3, or 6 month reserve-adjusted LIBOR or an Index Rate (the higher of the Prime rate or 50 basis points over the Federal Funds Rate) plus an applicable margin. The applicable margin varies, based upon our financial condition, from 3.50% to 4.50% for LIBOR borrowings and from 2.50% to 3.50% for Index Rate borrowings. The Loan is secured by a first priority lien on all of our assets and a pledge of the stock of our operating subsidiary. The Loan also requires a prepayment penalty of 1% during the first year, and 0% thereafter. The Loan requires our compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the GE Capital Facilities contain affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, as amended, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

 Revenue

   We generate the majority of our revenues from the sale of: (1) integrated retail voice services, primarily to small and medium-sized businesses; (2) retail and wholesale data services; and (3) wholesale voice services, largely to other telecommunications carriers. Our portfolio of integrated retail voice services includes long distance, local, paging, AIN applications, operator and other enhanced services. Our data services include dial-up and dedicated Internet access, Web site design and hosting services, DSL high-speed Internet access services, ATM data transport services, and private line services ranging from DS-0 capacity to OC-48 capacity. Our wholesale voice services consists primarily of switched and dedicated access services and prepaid calling card services.

 Operating Expenses

   Our primary operating expense categories include cost of services and selling, general and administrative expenses, or SG&A. Cost of services consists of the fixed costs of leased facilities and the variable costs of origination, termination, and access services provided through ILECs and other telecommunications companies.

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

 Income Taxes

   We generated a net loss for 1998, 1999 and 2000. Based upon our plans to expand the business through the construction and expansion of our networks, customer base and product offerings, this trend is expected to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, we have established a valuation allowance for the deferred tax assets associated with these net operating losses. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

 Revenue

   Although we experienced strong growth of 21.5% in our retail integrated voice and data services during 2000, total revenue increased by only $11.5 million, or 4.4%, from $260.0 million in 1999 to $271.5 million in 2000. Our retail integrated voice and data services revenue increased by $22.4 million and $17.8 million, respectively. However, this growth was largely offset by a $28.7 million decrease in wholesale long distance revenue. This anticipated decrease was primarily driven by strategic pricing changes we implemented late in 1999 in our prepaid calling card services, which were designed to preserve minimum margins in this product. Excluding prepaid calling card services, revenues increased from $216.7 million in 1999 to $263.2 million in 2000.

   The $22.4 million increase in retail integrated voice services during 2000 consisted of an increase in local services partially offset by a slight decrease in retail long distance service revenue. Local services revenue grew by $25.4 million to $64.2 million during 2000, which represents a 65.6% increase over local services revenue of $38.8 million in 1999. The cumulative number of local access lines we sold increased from 94,000 at December 31, 1999 to 139,000 at December 31, 2000. In addition, 45.0% of these lines were facilities-based as of December 31, 2000, an increase of approximately 35,000 lines from the 28.5% that were facilities-based at the end of 1999. The increase in local services revenue was partially offset by a $3.1 million decrease in retail long distance services revenue, primarily driven by price compression. Minutes of retail long distance increased by 7.2% from 839.0 million in 1999 to 899.6 million in 2000.

   Data services revenues increased by $17.8 million, or 64.2%, from $27.6 million in 1999 to $45.4 million in 2000. This increase was driven by increases in retail data services, such as Internet, frame relay and private line revenue of $4.2 million, and increases in wholesale data services of $9.8 million. In addition, we had revenues of $3.8 million from our new product offerings of web design and development services and data network design and network management services. The products were added via the second quarter acquisitions of Max Commerce, a web design company, and US Datacom, a data network integration company. We anticipate continued increases in wholesale data services, consisting of data and voice bandwidth sold to other telecommunications companies, as we continue to expand our in-service fiber network.

   The $28.7 million decrease in wholesale long distance revenues consisted of decreases of $35.1 million in prepaid calling card revenues and $0.6 million in wholesale international services. These decreases were partially offset by an increase of $7.0 million in wholesale domestic services. During 1999, we changed our prepaid calling card services to ensure their profitability. We expected these pricing changes to result in significantly reduced prepaid calling card revenues in 2000. Adjusted wholesale voice revenues, excluding prepaid debit card services, increased 12.6% from $42.9 million in 1999 to $48.3 million in 2000.

 Cost of Services

   Cost of services represented 61.3% of revenue for the year ended December 31, 2000, as compared to 66.6% for 1999. We have continued to realize improvements in our cost of services percentage primarily through improvements in our product mix and growth in the percentage of services provided via our own facilities.

   We have migrated traffic from leased facilities to owned facilities on our operational fiber network between New York and Miami, which has resulted in approximately $350,000 in monthly savings on previously leased circuits. These leased facility savings should continue to increase as we complete the 500-mile fiber network between Raleigh, North Carolina and Savannah, Georgia and segments of this network are placed into service.

   We increased our percentage of facilities-based in service local lines from 28% at the end of 1999 to 42% at the end of 2000 as we grow our local switching infrastructure in additional markets. Gross margins on our local services continue to improve as we sell more facilities-based local service and migrate existing resale customers to our facilities in switch-based markets. This migration not only improves margins but enables us to better serve our customers' needs by allowing shorter service provisioning intervals and more control over service quality and features. Additionally, facilities-based local service allows us to generate revenue from providing originating and terminating access to other long distance carriers.

   Growth in our data services revenue as a percentage of total revenue has also contributed to the improvement in our overall gross margin, because these products tend to have strong gross margins. Data services revenue grew from 10.6% of our total revenue in 1999 to 16.7% in 2000. We expect this percentage to continue increasing, given the increasing customer demand for higher bandwidth data transmission.

   By marketing our bundled local, long distance and data services solution we have increased the percentage of our retail customers purchasing multiple products from 26% at the end of 1999 to 38% at the end of 2000. This bundling strategy improves our cost of services percentage by eliminating costs, such as long distance access charges for facilities-based local customers who also buy long distance services. In addition, service bundling improves the overall efficiency of our network and our sales process. We offer our customers the ease of a single point-of-contact and a consolidated monthly bill, and our experience has shown that we have higher retention rates for those customers who subscribe to more than one of our bundled services.

   We expect the continuing construction and completion of our fiber optic network, the continuing effect of migrating customers to facilities-based products, increased sales of our higher margin data services, and the bundling of an integrated solution to our customers to continue reducing our cost of services as a percentage of revenue in the future.

 Selling, General and Administrative Expenses

   SG&A expenses in 2000 were $116.8 million, or 43.0% of revenue, as compared to $86.1 million, or 33.1% of revenue in 1999. The increase in SG&A expenses during 2000 is largely attributable to the expansion of back office infrastructure to support our rollout of local and data services as well as the deployment of our fiber network. This expansion resulted in additional facilities costs and significant investments in human resources during the year as our headcount grew from 978 employees as of December 31, 1999, to 1,246 employees as of December 31, 2000. These additional facilities and human resources investments are intended to provide us with the ability to continue to expand into new markets, maximize customer retention and provide for growth in 2001 and beyond. In addition, as we continue to expand our data services offerings, such as DSL and frame relay, we incur significant advance marketing and sales costs.

   In addition, depreciation and amortization was $34.4 million in 2000, representing an increase of 77.1% over the prior year. The increase in depreciation and amortization is primarily due to capital expenditures related to the expansion of our network operation centers, fiber optic network and support infrastructure to accommodate expanded service offerings and increased traffic volume.

 Other Income (Expense)

   During 2000, interest expense was $30.5 million, compared to $28.5 million in 1999. During 1999 and 2000, interest expense was primarily attributable to our September 1997 issuance of the 10 1/2% Senior Notes to finance capital expenditures, working capital and our introduction of competitive local exchange carrier and enhanced data services. The $2.0 million increase in interest expense during 2000 consisted primarily of increased borrowings on our credit facilities. In addition to the amounts expensed, we capitalized $2.2 million of interest expense primarily associated with the construction of our local service facilities and fiber networks during 2000, compared to $1.8 million of capitalized interest in 1999.

   Interest income decreased to $2.3 million in 2000 from $2.5 million in 1999, due to lower cash balances.

 EBITDA

   EBITDA consists of income (loss) before interest, income taxes, depreciation, amortization and other non-cash charges and certain non-recurring items included in other income/expense. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

   We experienced negative EBITDA of $11.4 million for 2000 compared to positive EBITDA of $1.1 million for 1999. The decrease in EBITDA we experienced throughout 2000 is primarily attributable to increases in SG&A expenses related to the accelerated expansion of our infrastructure and service offerings. We expect to see positive EBITDA during 2001 as we continue to expand our local service and data offerings, complete deployment of our fiber optic network and reduce SG&A expenses as a percentage of revenues.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

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

 EBITDA

   Earnings before interest, taxes, depreciation and amortization and other non-cash charges, or EBITDA, is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We experienced positive EBITDA of $1.1 million for 1999 compared to negative EBITDA of $6.9 million for 1998. The increase in EBITDA we experienced throughout 1999 is primarily attributable to increases in revenue coupled with cost reduction initiatives accompanying our migration to a facilities-based integrated communications provider.

Liquidity and Capital Resources

   As of December 31, 2000, we had approximately $5.5 million in cash and cash equivalents, in addition to approximately $5.9 million in available borrowing capacity under our credit facilities. To provide additional liquidity for ongoing operations and capital expenditures, we closed a series of debt and equity transactions during the first quarter of 2001 which provided incremental capital of approximately $110 million. For a description of these transactions, see Recent Developments. As a result of these transactions, we expect our available cash and cash equivalents as of March 31, 2001 to be approximately $90.0 million.

 Cash Flows

   For the year ended December 31, 2000, we used $14.9 million of cash flow to fund operating activities. A net loss of $77.4 million was the primary use of funds in the operation of the business, offset by $34.4 million of depreciation and amortization and a $27.8 million net increase in our operating assets and liabilities. These items are associated with our capital expenditures and ongoing operational expansion and include a significant buildup in our trade accounts payable. Cash used in investing activities in 2000 was $120.8 million, primarily consisting of $139.6 million in net capital expenditures, partially offset by a decrease in restricted cash of $29.0 million. Capital expenditures during 2000 were primarily related to the deployment of our local switching infrastructure and fiber optic network expansion. Construction of our fiber network from Raleigh, North Carolina to Savannah, Georgia, which accounted for $67.0 million in capital expenditures, was completed during the first quarter of 2001. In addition, we spent $3.9 million for the acquisition of Max Commerce and US Datacom in the second quarter of 2000. The $6.2 million increase in other assets consisted entirely of capitalized expenditures for line access fees and related network provisioning costs. The decrease in restricted cash resulted from the provision of $26.3 million to fund the March and September 2000 interest obligations on the 10 1/2% Senior Notes, net of $2.7 million in related investment earnings. Net cash provided by financing activities in 2000 was $55.2 million. This increase consisted primarily of net proceeds from long-term borrowings of $59.4 million, partially offset by $4.2 million in additional issuance costs of our Series A preferred stock.

   For the year ended December 31, 1999, we used $18.5 million of cash flow to fund operating activities. A net loss of $44.7 million was the primary use of funds in the operation of the business. The net loss was offset by $19.4 million of depreciation and amortization, as well as a $6.5 million net increase in our operating assets and liabilities. These items are associated with our capital expenditures and ongoing operational expansion. Cash used in investing activities in 1999 was $61.3 million, consisting of $80.5 million in capital expenditures, partly offset by a decrease in restricted cash of $23.8 million. Capital expenditures during 1999 were primarily related to the deployment of the fiber optic network and purchases of equipment for the continuing development of our facilities-based local exchange services and the deployment of additional data service offerings. The $4.5 million increase in other assets consisted entirely of capitalized expenditures for line access fees and related network provisioning costs. The decrease in restricted cash resulted from the provision of $26.3 million to fund the March and September 1999 interest obligations on the 10 1/2% Senior Notes, net of $2.2 million in related investment earnings. Net cash provided by financing activities in 1999 was $153.1 million. Financing of $195.8 million, net of expenses, came from the WCAS Preferred Investment. Offsetting the $195.8 million investment was a $65.0 million repurchase of a portion of our outstanding shares of common stock, at a price of $8.55 per share. Net proceeds from long-term borrowings were $24.9 million during 1999.

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

 Debt

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

   Effective March 30, 2001, we restructured our existing GE Capital Facilities and Bank of America Facility. In connection with this restructuring, we entered into a new $89 million loan which was fully drawn at closing. See Recent Developments for a full description of the related terms. The lenders of the loan are GE Capital, Bank of America, and Export Development Corporation, each of which committed capital in amounts equal to their commitments under the previous credit facilities. This transaction was consummated in conjunction with our sale of Series B preferred stock and related issuance of the Senior Secured Note.

   On January 12, 2001, Standard & Poor's ("S&P") lowered our corporate credit rating from B to CCC+ and our senior unsecured long term debt rating from B to CCC-. This rating action reflected concerns regarding our near-term liquidity, since we did not yet have the funding required to support our business plan. S&P indicated that our ratings remain on CreditWatch and that further adjustments were likely if additional funding was not obtained in the very near term. S&P also adjusted the rating on our senior secured credit facilities from B+ to B-. Subsequent to this announcement, we closed debt and equity transactions providing total additional capital of $110 million during the first quarter of 2001. For a description of these transactions, see "Recent Developments".

   On January 18, 2001, Moody's Investors Service ("Moody's") adjusted the rating on our $250 million 10% Senior Notes and our issuer rating from B3 to Caa1, reflecting concerns similar to those cited by S&P regarding our constrained liquidity situation. Moody's indicated that, given our recent EBITDA losses and projected capital expenditures, they were concerned that our January sale of $20 million of Series B preferred stock did not provide sufficient capital to fund our business plan for 2001. Moody's also adjusted the rating on our senior secured credit facilities from B2 to B1, and advised that all ratings had been placed on review for possible further adjustment. On March 30, 2001, we closed debt and equity transactions providing $90 million of capital in addition to the $30 million secured in January 2001. For a description of these transactions, see "Recent Developments".

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

   The proceeds from this investment were used to add to our telecommunications network and fiber optic infrastructure, open sales offices in new markets, and enhance our data services such as DSL high-speed Internet access. In addition, we used $65.0 million of the proceeds to repurchase a portion of our outstanding shares of common stock at a price of $8.55 per share.

   During the first quarter of 2001, we sold 59,999 shares of Series B preferred stock and warrants to purchase up to a maximum of 18.6 million shares of our common stock to existing shareholders for total proceeds of approximately $60 million. In conjunction with this transaction, we also issued a senior note to WCAS in the amount of $50 million, and 7,143 shares of Series B preferred stock and warrants to purchase up to a maximum of 2,214,285 shares of our common stock. See Recent Developments for a description of these transactions.

 Capital Spending

   We incurred net capital expenditures of $139.6 million during 2000, including $67.0 million related to our fiber optic network and $72.6 million in other telecommunications equipment and corporate infrastructure, primarily for our continued expansion of CLEC operations. This represented a significant increase in capital expenditures as compared to 1999, due to our acceleration of certain network expansion projects. Given that the current phase of our network expansion is substantially complete, we estimate capital expenditure requirements for 2001 to be approximately $40 million. The excess initial capacity of these network expansion projects further supports our ability to minimize capital expenditures in the near term. Capital requirements primarily include the projected costs of:

   .expanding the capacity of our fiber optic network to meet customer demand;

   .expanding our local service infrastructure consistent with access line growth; and

   .enhancing our data service offerings.

   The actual amount and timing of our capital requirements might differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the telecommunications industry. We believe that cash on hand, borrowings available under the Loan and the Note and cash flow from operations will be sufficient to expand our business as currently planned. In the event our plans change or our forecasts prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our planned growth and operations. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or in the event we decide to make additional acquisitions, reacquire certain of our outstanding securities, or enter into joint ventures and strategic alliances. Sources of additional capital may include public and private debt and equity offerings, subject to compliance with the provisions in the indenture governing the 10 1/2% Senior Notes, the Loan, the Note, and the Series A and B preferred stock. Additional financing might not be available to us, or might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements.

Effects of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the recognition of all derivatives on our consolidated balance sheet at fair value. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133, as amended, will not have an effect on our results of operations or financial position as we do not have derivative instruments at December 31, 2000.

   Effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, we recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, we are recognizing installation revenue and related costs over the average contract period. The adoption of SAB 101 did not have a material impact on our results of operations or financial position.

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

   The majority of our debt, which consists of $250.0 million of the 10 1/2% Senior Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the GE Capital Facilities and the Bank of America Facility, which bear interest at variable rates based upon market conditions and our financial position. As of December 31, 2000, borrowings under these credit facilities were $81.8 million, in addition to $1.3 million of outstanding letters of credit. Management believes that this debt does not currently create a significant amount of interest rate risk and, as such, has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate our business risk, and we might enter into hedging transactions if conditions warrant.

Item 8. Financial Statements and Supplementary Data

   Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Name                     Age(1)                Position(s) with Company
----                     ------                ------------------------
Peter T. Loftin.........   42   Chairman, Chief Executive Officer and Director
R. Michael Newkirk......   38   President, Chief Operating Officer and Director
H.A. (Butch) Charlton...   50   Executive Vice President, Chief Technology Officer
Anthony M. Copeland.....   44   Executive Vice President, Secretary and General Counsel
Brian K. Branson........   35   Chief Financial Officer, Treasurer and Director
Joseph J. Nader.........   39   Executive Sales Vice President
Thomas F. Darden........   45   Director
Anthony J. deNicola.....   36   Director
Thomas E. McInerney.....   59   Director
William M. Moore, Jr....   61   Director
Paul J. Rizzo...........   72   Director

--------
(1) At December 31, 2000

   Peter T. Loftin founded BTI and serves as Chief Executive Officer and Chairman of the Board of Directors. Mr. Loftin has more than 15 years of experience in the telecommunications industry. He has served on the Advisory Board of the Duke Heart Center at the Duke University Medical Center, the Steering Committee for the North Carolina Museum of Natural Sciences, the Board of Directors of the Greater Raleigh Chamber of Commerce and the Board of Visitors of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill ("UNC-CH"). Mr. Loftin attended North Carolina State University.

   R. Michael Newkirk joined BTI in 1986 and has served as Chief Operating Officer since October 1996, President since July 1997 and as a director since August 1997. Mr. Newkirk was Executive Vice President of BTI from March 1994 until October 1996. Mr. Newkirk has more than 15 years of experience in the telecommunications industry and is President of the Associated Communications Companies of America. He has previously served on the Board of Directors of the Competitive Telecommunications Association (Comptel), a national organization that represents telecommunications companies before legislative and regulatory bodies.

   H.A. (Butch) Charlton has served as Executive Vice President since July 1997. Mr. Charlton had joined FiberSouth as its President and Chief Executive Officer in April 1997. We acquired the fiber optic network assets of FiberSouth in September 1997. Mr. Charlton served from 1984 to 1997 with DSC Communications Corporation, a manufacturer of telecommunications equipment for local, long distance and cellular markets, most recently as Vice President-- Public Network Sales. Prior to joining DSC, Mr. Charlton spent 13 years with Contel Corporation, a local exchange carrier, holding a variety of positions in the engineering and network planning area. Mr. Charlton serves on the advisory board of the Greater Raleigh Chamber of Commerce and holds a B.S. in Business Finance from the University of Texas at Dallas.

   Anthony M. Copeland joined BTI as General Counsel in 1992 after serving as Chief Counsel for the North Carolina Department of Public Instruction and as Assistant District Attorney for North Carolina's 10th Prosecutorial District. Mr. Copeland has served on the North Carolina Board of Public Telecommunications since July 1995, and in July 1996 was appointed to the Board of Directors of the North Carolina Electronics and Information Technologies Association. He has served as the vice president of the Southeastern Competitive Carriers Association and currently serves as a Director. He is a member of the Federal Communications Bar Association, the North Carolina State Bar and the North Carolina Bar Association. Mr. Copeland received his A.B. from Duke University and his J.D. from the T.M. Cooley Law School at Lansing, Michigan.

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

   Joseph J. Nader joined BTI as Senior Vice President of Sales in January 2000. Before coming to BTI, Mr. Nader worked as vice president of direct sales for the East Coast division of Cable & Wireless, USA, Inc., a Global Fortune 500 company. For six years he worked for Sprint Communications, where he most recently served as a regional district manager for the northeast territory. Mr. Nader holds a Bachelor of Arts degree in Management from Mercy College, Dobbs Ferry, NY.

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

   Anthony J. deNicola is a partner with WCAS, joining the firm in April 1994. Prior to that, he worked at William Blair & Company financing middle market buyouts. Mr. deNicola is currently a director of Centennial Communications Corp. and NTELOS, Incorporated. He holds a Bachelor's degree from DePauw University and a M.B.A. from Harvard Business School. He is a director of Alliance Data Systems Corporation and several private companies. He is a trustee of DePauw University.

   Thomas E. McInerney has served as a general partner of WCAS and other associated partnerships since 1987. Prior to joining WCAS, Mr. McInerney was President and Chief Executive Officer of Dama Telecommunications Corporation, a voice and data communications services company which he co-founded in 1982. Mr. McInerney has also been President of the Brokerage Services Division and later Group Vice President--Financial Services of ADP, with responsibility for the ADP divisions that serve the securities, commodities, bank, thrift and electronic funds transfer industries. He has also held positions with the American Stock Exchange, Citibank and American Airlines. Mr. McInerney serves as a director of Savvis Communications Corporation, The BISYS Group, Inc., Centennial Communications Corp. and SpectraSite Holdings, Inc. He is also a director of Bridge Information Systems, Inc. and several other private companies. Mr. McInerney received a B.A. from St. John's University and attended New York University Graduate School of Business Administration.

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

   Paul J. Rizzo has served as Chairman of the Board of Franklin Street Partners, a private investment company, since 1996 and also serves as a director of Kenan Transport Co. and Pharmaceutical Product Development. Following his retirement as Vice Chairman of IBM in 1987, Mr. Rizzo became Dean of the Kenan-Flagler Business School at UNC-CH. He returned to IBM in 1993 as Vice Chairman and retired from that position in 1994. Mr. Rizzo serves as chairman of the Board of the University of North Carolina Healthcare System. In addition, he serves as a director of five private companies.

   There are no family relationships between any of our directors or executive officers.

Item 11. Executive Compensation

 Summary Compensation Information

   The following table sets forth all compensation paid or accrued by us for services rendered to it in all capacities for the fiscal years ended December 31, 2000, 1999 and 1998, to BTI's Chief Executive Officer and its other four most highly compensated executive officers as of December 31, 2000 (collectively, the "Named Officers").

                           Summary Compensation Table

                                                                        Long-Term
                                          Annual Compensation      Compensation Awards
                                        ----------------------- --------------------------
                                        Fiscal                  Stock Options  All Other
Name and Principal Position              Year   Salary   Bonus    (Shares)    Compensation
---------------------------             ------ -------- ------- ------------- ------------
Peter T. Loftin, Chairman and CEO.....   2000  $875,016 $     0          0      $ 86,583 (1)
                                         1999   875,016       0          0       169,786 (2)
                                         1998   875,016   2,537          0       138,982 (3)

R. Michael Newkirk, President and
 COO..................................   2000   440,587  66,189          0        17,808 (4)
                                         1999   295,000  55,157          0        17,496 (5)
                                         1998   168,750 130,000    250,000        16,736 (6)

Anthony M. Copeland, Executive Vice
 President and General Counsel........   2000   195,000  39,163          0        12,634 (7)
                                         1999   175,000  18,386          0        13,114 (8)
                                         1998   145,000  20,000    125,000        12,290 (9)

H.A. (Butch) Charlton, Executive Vice
 President............................   2000   272,324  22,247          0        13,669(10)
                                         1999   232,908       0          0        13,800(11)
                                         1998   175,000  50,000    125,000         8,300(12)

Joseph J. Nader,
 Executive Sales Vice President (13)..   2000   428,245  50,000          0        13,725(14)

--------
(1) Includes $6,474 medical insurance premium cost, $2,170 disability insurance cost, $15,496 telephone expense, $18,794 tax planning/consulting cost and $42,000 auto allowance and personal use of Company vehicles.
(2) Includes $5,496 medical insurance premium cost, $2,213 disability insurance cost, $8,520 telephone expense, $109,908 tax planning/consulting cost and $42,000 car allowance and personal use of Company vehicles and $1,649 of other expenses.
(3) Includes $62,000 of relocation expenses, $5,190 medical insurance premium cost, $2,213 disability insurance cost, $4,793 telephone expense, $21,161 tax planning/consulting cost and $43,625 car allowance and personal use of Company vehicles.
(4) Includes $5,100 of BTI's matching 401(k) Plan and $12,703 representing the taxable portion of certain car lease payments.
(5) Includes $4,800 of BTI's matching 401(k) Plan and $12,696 representing the taxable portion of certain car lease payments.
(6) Includes $4,800 of BTI's matching 401(k) Plan and $11,936 representing the taxable portion of certain car lease payments.
(7) Includes $5,100 of BTI's matching 401(k) Plan and $7,534 representing the taxable portion of certain car lease payments.
(8) Includes $4,800 of BTI's matching contributions to the 401(k) Plan and $8,314 representing the taxable portion of certain car lease payments.
(9) Includes $4,770 of BTI's matching contributions to the 401(k) Plan and $7,520 representing the taxable portion of certain car lease payments.

(10) Includes $5,100 of BTI's matching 401(k) Plan and $8,569 representing the taxable portion of certain lease payments.
(11) Includes $4,800 of BTI's matching contribution to the 401(k) Plan and $9,000 representing the taxable portion of certain car lease payments.
(12) Includes $4,800 of BTI's matching contribution to the 401(k) Plan and $3,500 representing the taxable portion of certain car lease payments.
(13)   Mr. Nader joined BTI in January 2000.
(14) Includes $5,100 of BTI's matching contribution to the 401(k) Plan and $8,625 auto allowance.

 Option Grants, Exercises and Holdings and Fiscal Year-End Option Values

   The following table summarizes all option grants during the fiscal year ended December 31, 2000, to the Named Officers:

Option Grants During Fiscal Year Ended December 31, 2000

                                                                              Potential
                                                                             Realizable
                                                                          Value at Assumed
                                                                           Annual Rates of
                                      % of Total                             Stock Price
                         Number of     Options                              Appreciation
                           Shares     Granted to                             For Option
                         Underlying   Employees    Exercise or                 Term(1)
                          Options   in Fiscal Year Base Price  Expiration --------------------
Name                      Granted        2000       Per Share     Date       5%         10%
----                     ---------- -------------- ----------- ---------- --------    --------
Peter T. Loftin.........        0          0%           N/A           N/A      N/A         N/A
R. Michael Newkirk......        0          0%           N/A           N/A      N/A         N/A
Anthony M. Copeland.....        0          0%           N/A           N/A      N/A         N/A
H.A. (Butch) Charlton...        0          0%           N/A           N/A      N/A         N/A
Joseph J. Nader.........   50,000        7.8%         $3.00    01/04/2010 $546,352(1) $958,825(1)

--------
(1) Potential realizable value of each grant is calculated assuming that the underlying security's fair market value, which the Board of Directors had determined in good faith to be $8.55 per share, appreciates at annualized rates of 5% and 10%, respectively, over the 10-year term of the grant. The assumed annual appreciation of 5% and 10% would result in the price of the common stock increasing to $13.93 and $22.18, respectively.

   The following table sets forth information about the number and value of unexercised options held by the Named Officers as of December 31, 2000. No Named Officer exercised options in 2000.

                         Fiscal Year-End Option Values

                         Number of Securities Underlying         Value of Unexercised
                             Unexercised Options at              In-the-Money Options
                              at December 31, 2000              at December 31, 2000(1)
                         -----------------------------------   -------------------------
Name                      Exercisable        Unexercisable     Exercisable Unexercisable
----                     -----------------  ----------------   ----------- -------------
Peter T. Loftin.........                  0                 0  $         0   $      0
R. Michael Newkirk......          1,982,960                 0   15,959,295          0
Anthony M. Copeland.....            158,330                 0      978,688          0
H.A. (Butch) Charlton...            158,330                 0      978,688          0
Joseph J. Nader.........             16,667            33,333       92,502    184,998

--------
(1) Value is computed as the difference between the deemed fair market value of a share of common stock at December 31, 2000, based on the most recent determination by the Board of Directors prior to that date, which was $8.55 per share, and the exercise price of the options.

 Director Compensation

   Our directors receive no cash compensation for serving as such, but they are reimbursed for their out-of-pocket expenses to attend our meetings. In addition, each director who is not an employee of ours (excluding WCAS-appointed directors) is eligible to be granted stock options, as in prior years; however, no such grants were made in 2000.

 Severance Agreements

   In December 1998, we entered into severance agreements with Mr. Newkirk, Mr. Charlton, Mr. Copeland and Mr. Branson. These agreements require us to pay these officers severance if their employment by us is terminated, other than for cause, within three years of:

     (1) the date Peter T. Loftin is no longer beneficial owner of securities of the Company representing at least 50% of the combined voting power of the Company's then outstanding securities, if such date is prior to the date upon which the Company registers its equity securities under the 1933 Securities Act;

     (2) the date on which Peter T. Loftin is no longer Chairman of our Board of Directors; or

     (3) the closing date of the sale of our company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2001 by (i) each shareholder who is known by us to beneficially own 5% or more of any class of our capital stock, (ii) each of our directors, (iii) each Named Officer and (iv) all directors and executive officers as a group.

   In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. The percentage ownership of each shareholder is calculated based on the total number of outstanding shares of common stock and those shares of common stock that may be acquired by such shareholder within 60 days. Consequently, the denominator for calculating such percentage may be different for each shareholder. Unless otherwise indicated in the footnotes to this table, each shareholder named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                     Beneficial Ownership
                          ---------------------------------------------------------------------------
                                                  Series A Preferred   Series B Preferred
                               Common Stock             Stock                Stock         Percentage
                          ---------------------- -------------------- --------------------   Total
                           Number of  Percent of Number of Percent of Number of Percent of   Voting
Name of Beneficial Owner    Shares     Class(1)   Shares   Class (1)   Shares   Class (1)    Power
------------------------  ----------- ---------- --------- ---------- --------- ---------- ----------
Peter T. Loftin(2)......  102,496,861   99.86%          0      *        9,999      14.9%      59.7%
Thomas F. Darden(3).....        6,000    0.01%          0      *            0       *          *
William M. Moore(3).....        6,000    0.01%          0      *            0       *          *
Paul J. Rizzo(3)........        6,000    0.01%          0      *            0       *          *
Thomas E. McInerney(4)..  183,603,061   99.92%    200,000    100.0%    67,142     100.0%      99.9%
Anthony J. deNicola(4)..  183,603,061   99.92%    200,000    100.0%    67,142     100.0%      99.9%
R. Michael Newkirk(3)...    1,982,960    2.10%          0      *            0       *         1.16%
H.A. (Butch)
 Charlton(3)............      158,300    0.17%          0      *            0       *          *
Anthony M. Copeland(3)..      158,300    0.17%          0      *            0       *          *
Brian K. Branson(3).....      158,300    0.17%          0      *            0       *          *
Joseph J. Nader (3).....       50,000    0.05%          0      *            0       *          *
Welsh, Carson, Anderson
 & Stowe VIII, L.P.(4)..  183,603,061   99.92%    200,000    100.0%    67,142     100.0%      99.9%
Directors and executive
 officers as a group
 (11 persons)(3)........  186,128,921   99.92%    200,000    100.0%    67,142     100.0%      99.9%

--------
*  Less than one percent.

(1) Based on a total of 92,543,370 shares of common stock outstanding as of March 30, 2001, and with respect to each director, Named Officer and shareholder beneficially owning more than 5% of our common stock, the shares of common stock that would be outstanding if the director or Named Officer exercised options and warrants to purchase shares of common stock which are exercisable within 60 days of March 30, 2001, and the shareholder exercised the right to convert shares of Series A and Series B preferred stock into shares of common stock; and with respect to the directors, Named Officers and 5% shareholders as a group, the shares that would be outstanding if each had exercised the options and warrants and converted the Series A and Series B preferred stock into common stock.
(2) Consists of (i) 92,397,661 shares of common stock; (ii) 7,999,200 shares of common stock that are issuable upon the conversion of 9,999 shares of Series B preferred stock; and (iii) 2,100,000 shares of common stock issuable upon the exercise of warrants.
(3) Consists entirely of shares of common stock that such person has the right to purchase pursuant to options exercisable within 60 days of March 30, 2001.
(4) Consists of (i) 23,391,800 shares of common stock that are issuable upon the conversion of 200,000 shares of Series A preferred stock held WCAS, which convert at the rate of 116.959 shares of common stock for each share of Series A preferred stock; (ii) 45,714,400 shares of common stock that are issuable upon the conversion of 57,143 shares of Series B preferred stock held by WCAS, which convert at the rate of 800 shares of common stock for each share of Series B preferred stock; (iii) 12,000,000 shares of common stock convertible upon the exercise of warrants; and (iv) deemed beneficial ownership of 92,397,661 shares of common stock, 2,100,000 shares of common stock issuable upon the exercise of warrants and 7,999,200 shares of common stock that are issuable upon the conversion of 9,999 shares of Series B preferred stock held by Peter T. Loftin, pursuant to that certain Second Amended and Restated Shareholders Agreement dated March 30, 2001 by and among WCAS, Peter T. Loftin and the Company. All shares owned or deemed beneficially owned by WCAS are deemed to be beneficially owned by Mr. deNicola and Mr. McInerney, who are partners of WCAS, but the shares are counted only once in determining the amount outstanding and the percentage of ownership.

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

     (3) Exhibits.

     See Exhibit Index in Item 14 (c) below

   (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

   (c) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
  2.1*       Agreement and Plan of Merger as of September 17, 1997, among
             Business Telecom, Inc., BTI Telecom Corp., and BTI OpCo Inc.
  2.2*       Asset Purchase Agreement dated September 17, 1997, between
             FiberSouth, Inc., and Business Telecom, Inc.
  3.1**      Articles of Restatement of BTI Telecom Corp.
  3.2**      Second Amended and Restated Bylaws of BTI Telecom Corp.
  4.1*       Indenture dated as of September 22, 1997, among BTI Telecom Corp.,
             Business Telecom, Inc. and First Trust of New York, National
             Association, as Trustee, relating to the 101/2% Senior Notes due
             2007 of BTI Telecom Corp.
  4.2*       Registration Rights Agreement dated September 22, 1997, between
             BTI Telecom Corp. and Morgan Stanley & Co. Incorporated and
             Merrill Lynch, Pierce, Fenner & Smith Incorporated.
  4.3*       Pledge and Security Agreement dated as of September 22, 1997, from
             BTI Telecom Corp., as Pledgor, and Business Telecom, Inc., as
             Guarantor, to First Trust of New York, National Association, as
             Trustee.
  10.1*      1994 Stock Plan.
 10.2+       1997 Stock Plan, as amended.
 10.3*       Second Amended and Restated Loan Agreement dated September 22,
             1997, between Business Telecom, Inc. and General Electric Capital
             Corporation and the other financial institutions party thereto from time to time as Lenders and General Electric Capital
             Corporation as Agent (the "GE Capital Agreement").
 10.4*       Future Advance Promissory Note, dated June 30, 1997, made by
             ComSouth Cable International, Inc. in favor of Business Telecom,
             Inc.
 10.5*       Subordinated Promissory Note, dated August 31, 1997, made by
             Business Telecom, Inc. in favor of Peter T. Loftin.

 Exhibit No.                             Description
 -----------                             -----------
 10.6*       Employment Letter Agreement, dated March 20, 1997, and March 26,
             1997, between FiberSouth, Inc. and H.A. (Butch) Charlton, as amended effective October 1, 1997.
 10.7*       Interconnection Agreement, dated November 5, 1997, between
             Business Telecom, Inc., and BellSouth Telecommunications, Inc.
 10.8*       Lease, dated May 13, 1994, between RBC Corporation and Business
             Telecom, Inc., as amended March 1, 1995, November 30, 1995, and
             May 15, 1997 (the "Lease").
 10.9*+      IRU Agreement dated October 31, 1997, between QWEST Communications
             Corporation and Business Telecom, Inc.
 10.10***    First and Second Amendments to the GE Capital Agreement.
 10.11***    Amendments Four, Five and Six to the Lease.
 10.12+      First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom,
             Inc.
 10.13+      Commitment Letter and Summary of Indicative Terms and Conditions
             between Business Telecom, Inc. and Bank of America, dated July 16,
             1999.
 10.14+      Employee Stock Purchase Plan.
 10.15+      Third Amendment to the GE Capital Agreement.
 10.16+      Form of Executive Severance Agreement.
 10.17++     Fourth Amendment to the GE Capital Agreement.
 10.18++     Loan Agreement, entered into on September 8, 1999, between
             Business Telecom, Inc. and Bank of America, National Association
             and the other financial institutions party thereto from time to time as lenders and Bank of America, National Association as
             Agent.
 10.19++     First Amendment to the Bank of America Loan Agreement.
 10.20++     Fifth Amendment to the GE Capital Agreement.
 10.21**     Shareholders Agreement among BTI Telecom Corp., Peter T. Loftin,
             Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information
             Partners, L.P., and BTI Investors LLC, dated December 28, 1999.
 10.22**     Redemption Agreement among BTI Telecom Corp., Welsh, Carson,
             Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., and
             BTI Investors LLC, dated December 28, 1999.
 10.23**     Investor Rights Agreement among BTI Telecom Corp., Welsh, Carson,
             Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., and
             BTI Investors LLC, dated December 28, 1999.
 10.24**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to
             Welsh, Carson, Anderson & Stowe VIII, L.P., dated December 28,
             1999.
 10.25**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to WCAS
             Information Partners, L.P., dated December 28, 1999.
 10.26**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to BTI
             Investors LLC, dated December 28, 1999.
 10.27**     Series A Preferred Stock Purchase Agreement among BTI Telecom
             Corp., FS Multimedia, Inc., Welsh, Carson, Anderson & Stowe VIII,
             L.P., WCAS Information Partners, L.P., and BTI Investors, LLC,
             dated December 28, 1999.
 10.28       Agreement between BellSouth Telecommunications Inc. and Business
             Telecom, Inc., dated February 21, 2000.
 11.1        Computation of Earnings Per Common Share.

Exhibit No.                     Description
-----------                     -----------
12.1         Computation of Ratio of Earnings to Fixed Charges.
21.1+++      Subsidiaries of BTI Telecom Corp.

--------
* Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-41723).
**    Filed as an exhibit to the Current Report on Form 8-K filed January 12,
     2000.
***   Filed as an exhibit to the Annual Report on Form 10-K for the year ended
     December 31, 1998.
****Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
+   Filed as an exhibit to the Registration Statement on Form S-1 (File No.
   333-83101).
++  Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
+++ Filed as an exhibit to the Annual Report on Form 10-K for the year ended
   December 31, 1997.
+   Confidential treatment granted.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          BTI Telecom Corp.

   Date: March 30, 2001

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Peter T. Loftin             Chairman, Chief Executive    March 30, 2001
______________________________________ Officer (Principal
           Peter T. Loftin             Executive Officer) and
                                       Director

       /s/ Brian K. Branson            Chief Financial Officer      March 30, 2001
______________________________________ (Principal Financial and
           Brian K. Branson            Accounting Officer) and
                                       Director

      /s/ R. Michael Newkirk           President, Chief Operating   March 30, 2001
______________________________________ Officer and Director
          R. Michael Newkirk

       /s/ Thomas F. Darden            Director                     March 30, 2001
______________________________________
           Thomas F. Darden

    /s/ William M. Moore, Jr.          Director                     March 30, 2001
______________________________________
        William M. Moore, Jr.

        /s/ Paul J. Rizzo              Director                     March 30, 2001
______________________________________
            Paul J. Rizzo

     /s/ Anthony J. deNicola           Director                     March 30, 2001
______________________________________
         Anthony J. deNicola

     /s/ Thomas E. McInerney           Director                     March 30, 2001
 _____________________________________
         Thomas E. McInerney

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000..............  F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999 and 2000......................................................  F-4
Consolidated Statements of Redeemable Preferred Stock and Shareholders'
 Deficit for the Years Ended December 31, 1998, 1999 and 2000.............  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999 and 2000......................................................  F-6
Notes to Consolidated Financial Statements................................  F-7
Schedule
Schedule II--Valuation and Qualifying Accounts............................ F-20

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BTI Telecom Corp.

     We have audited the accompanying consolidated balance sheets of BTI Telecom Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock and shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index on page F-1. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTI Telecom Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Raleigh, North Carolina
January 19, 2001, except for Note 11,
as to which the date is March 30, 2001

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
                         Assets
Current assets:
  Cash and cash equivalents..............................  $  86,149  $   5,570
  Restricted cash........................................     28,997        --
  Accounts receivable, net...............................     34,157     45,296
  Accounts and notes receivable from related parties.....        617        790
  Other current assets...................................      1,456      4,995
                                                           ---------  ---------
    Total current assets.................................    151,376     56,651
Property, plant and equipment:
  Property, plant and equipment..........................    200,059    296,269
  Construction in progress...............................     10,925     54,330
  Less: accumulated depreciation and amortization........     44,410     72,950
                                                           ---------  ---------
    Total property, plant and equipment..................    166,574    277,649
Other assets, net........................................     16,884     23,062
                                                           ---------  ---------
    Total assets.........................................  $ 334,834  $ 357,362
                                                           =========  =========
Liabilities, redeemable preferred stock and shareholders'
                         deficit
Current liabilities:
  Accounts payable.......................................  $  59,546  $  95,584
  Accrued expenses.......................................      3,931      5,520
  Accrued interest.......................................      8,203      8,711
  Current portion of long-term debt......................        --       9,450
  Advance billings and other liabilities.................      5,993     11,469
                                                           ---------  ---------
    Total current liabilities............................     77,673    130,734
Long-term debt...........................................    279,000    328,918
Other long-term liabilities..............................      1,747      1,468
                                                           ---------  ---------
    Total liabilities....................................    358,420    461,120
Redeemable preferred stock, $.01 par value, authorized
 10,000,000 shares:
  Series A redeemable convertible preferred stock,
   200,000 shares issued and outstanding (aggregate
   liquidation preference of $200,000 and $212,000 in
   1999 and 2000, respectively)..........................    195,756    204,198
Shareholders' deficit:
  Common stock, no par value, authorized 500,000,000
   shares, 92,397,661 and 92,542,036 shares issued and
   outstanding in 1999 and 2000, respectively............      1,864      3,411
  Common stock warrants..................................     27,000     27,000
  Unearned compensation..................................       (737)      (852)
  Accumulated deficit....................................   (247,469)  (337,515)
                                                           ---------  ---------
    Total shareholders' deficit..........................   (219,342)  (307,956)
                                                           ---------  ---------
Total liabilities, redeemable preferred stock and
 shareholders' deficit...................................  $ 334,834  $ 357,362
                                                           =========  =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
Revenue......................................... $212,554  $260,049  $271,484
Cost of services................................  150,901   173,153   166,445
                                                 --------  --------  --------
Gross profit....................................   61,653    86,896   105,039
Selling, general and administrative expenses....   68,554    86,133   116,759
Depreciation and amortization...................   11,457    19,412    34,376
                                                 --------  --------  --------
Loss from operations............................  (18,358)  (18,649)  (46,096)
Other income (expense):
Interest expense................................  (25,430)  (28,531)  (30,467)
Other income (expense), net.....................    5,555     2,454      (868)
                                                 --------  --------  --------
Net loss........................................ $(38,233) $(44,726) $(77,431)
                                                 ========  ========  ========
Dividend on preferred stock.....................      --    (27,000)  (12,000)
                                                 --------  --------  --------
Net loss available for common shareholders...... $(38,233) $(71,726) $(89,431)
                                                 ========  ========  ========
Basic and diluted net loss per common share..... $   (.38) $   (.72) $   (.97)
                                                 ========  ========  ========
Basic and diluted weighted average shares
 outstanding....................................  100,000    99,938    92,478
                                                 ========  ========  ========


          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                           AND SHAREHOLDERS' DEFICIT
                                 (In thousands)

                                                         Shareholders' Deficit
                                         -------------------------------------------------------
                           Redeemable             Common                               Total
                         Preferred Stock Common   Stock   Accumulated   Unearned   Shareholders'
                            Series A     Stock   Warrants   Deficit   Compensation    Deficit
                         --------------- ------  -------- ----------- ------------ -------------
Balance at December 31,
 1997...................    $    --      $  857  $   --    $ (70,349)    $ (82)      $ (69,574)
 Net loss...............         --         --       --      (38,233)      --          (38,233)
 Distributions..........         --         --       --         (606)      --             (606)
 Compensation related to
  stock options.........         --         --       --          --         47              47
 Decrease in unrealized
  gains.................         --         --       --           (1)      --               (1)
 Settlement of stock and
  option repurchase
  obligations...........         --         --       --       (1,475)      --           (1,475)
                            --------     ------  -------   ---------     -----       ---------
Balance at December 31,
 1998...................    $    --      $  857  $   --    $(110,664)    $ (35)      $(109,842)
                            ========     ======  =======   =========     =====       =========
 Net loss...............         --         --       --      (44,726)      --          (44,726)
 Distributions..........         --         --       --          (82)      --              (82)
 Repurchase of shares...         --          (3)     --      (64,997)      --          (65,000)
 Compensation related to
  stock options.........         --       1,010      --         --        (702)            308
 Issuance of preferred
  stock and related
  warrants..............     168,756        --    27,000         --        --           27,000
 Dividend on preferred
  stock.................      27,000        --       --      (27,000)      --          (27,000)
                            --------     ------  -------   ---------     -----       ---------
Balance at December 31,
 1999...................    $195,756     $1,864  $27,000   $(247,469)    $(737)      $(219,342)
                            ========     ======  =======   =========     =====       =========
 Net loss...............         --         --       --      (77,431)      --          (77,431)
 Issuance of common
  stock.................         --       1,147      --          --        --            1,147
 Compensation related to
  stock options.........         --         400      --          --       (115)            285
 Additional issuance
  costs.................      (4,173)       --       --          --        --              --
 Accretion of
  transaction costs.....         615        --       --         (615)      --             (615)
 Dividend on preferred
  stock.................      12,000        --       --      (12,000)      --          (12,000)
                            --------     ------  -------   ---------     -----       ---------
Balance at December 31,
 2000...................    $204,198     $3,411  $27,000   $(337,515)    $(852)      $(307,956)
                            ========     ======  =======   =========     =====       =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended December 31,
                                                -----------------------------
                                                  1998      1999      2000
                                                --------  --------  ---------
Operating Activities:
Net loss....................................... $(38,233) $(44,726) $ (77,431)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation.................................    9,201    15,930     28,650
  Amortization.................................    2,256     3,482      5,726
  Non-cash compensation related to stock
   options.....................................       47       308        285
  Changes in operating assets and liabilities:
    Accounts receivable........................   (3,775)   (8,317)   (10,231)
    Accounts and notes receivable from related
     parties...................................      301      (273)      (165)
    Other assets...............................      150      (155)    (3,793)
    Accounts payable and accrued expenses......   20,057    13,640     36,725
    Accrued interest expense...................      540       431        508
    Advance billings and other liabilities.....    3,038     1,218      4,790
                                                --------  --------  ---------
Net cash used in operating activities..........   (6,418)  (18,462)   (14,936)
Investing Activities:
  Change in restricted cash....................   22,262    23,783     28,997
  Sales of marketable securities...............        6       --         --
  Purchases of property, plant and equipment,
   net.........................................  (66,311)  (80,544)  (139,642)
  Acquisitions, net of cash acquired...........      --        --      (3,916)
  Purchases of other assets....................   (3,123)   (4,506)    (6,246)
  Settlement of FiberSouth stock option
   repurchase obligation.......................   (2,300)      --         --
                                                --------  --------  ---------
Net cash used in investing activities..........  (49,466)  (61,267)  (120,807)
Financing Activities:
  Net proceeds from long-term debt.............    4,119    24,881     59,368
  Proceeds from issuance of redeemable
   preferred stock.............................      --    195,756        --
  Decrease in other long-term liabilities......      (89)      --         --
  Payments of shareholder note payable.........     (943)     (763)       --
  Increase in deferred financing costs and
   other assets................................     (832)   (1,681)      (110)
  Repurchase of common stock...................      --    (65,000)       --
  Issuance of common stock related to options
   exercised...................................      --        --          79
  Additional issuance cost of redeemable
   preferred stock.............................      --        --      (4,173)
  Distributions paid...........................     (606)      (82)       --
                                                --------  --------  ---------
Net cash provided by financing activities......    1,649   153,111     55,164
                                                --------  --------  ---------
(Decrease) increase in cash and cash
 equivalents...................................  (54,235)   73,382    (80,579)
Cash and cash equivalents at beginning of
 period........................................   67,002    12,767     86,149
                                                --------  --------  ---------
Cash and cash equivalents at end of period..... $ 12,767  $ 86,149  $   5,570
                                                ========  ========  =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business--BTI Telecom Corp. and its majority owned subsidiaries (the "Company") provide (1) integrated retail services, which include long distance, local, paging, advanced intelligent network applications, and operator and other enhanced services, primarily to small to medium-sized business customers located in the southeastern United States; (2) data services, which include dial-up and dedicated Internet service, DSL high-speed Internet access, private line, frame relay and ATM services to both retail and wholesale customers; and (3) wholesale voice services, which include switched/dedicated access and prepaid calling card services primarily to other telecommunication carriers. The Company serves its customers utilizing an advanced fiber optic telecommunications network consisting of both leased and owned transmission capacity.

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

   Restricted Cash--Restricted cash consists of pledged securities being held as security for certain scheduled interest payments due on the Company's ten year 10 1/2% notes ("Senior Notes"). The securities were purchased pursuant to the pledge agreement executed in connection with the issuance of the Senior Notes. The balance as of December 31, 1999 included securities pledged for the remaining scheduled interest payments through September 2000 (Note 3).

   Property, Plant and Equipment--Property, plant and equipment is stated at cost, including labor and other direct costs associated with the installation of network facilities. Improvements that significantly add to productive capacity or extend the useful life are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of various assets, ranging from 5 to 20 years.

   Interest is capitalized as part of the cost of constructing the Company's fiber optic network and switching facilities. The amount capitalized for the years ended December 31, 1998, 1999 and 2000 was approximately $1.5 million, $1.8 million and $2.2 million, respectively.

   Costs associated with fiber optic network segments under construction are classified as "Construction in progress" in the accompanying consolidated balance sheets. Upon completion of network segments, these costs will be transferred into service and depreciated over their useful lives.

   Other Assets--Costs incurred in connection with obtaining long-term financing have been deferred and are being amortized over the terms of the related debt agreements. Deferred costs relating to long-term financing at December 31, 1999 and 2000 were $12.9 million and $13.0 million, respectively. Accumulated amortization of these costs at December 31, 1999 and 2000 was $3.4 million and $5.2 million, respectively.

                               BTI TELECOM CORP.

   Line access costs are capitalized and amortized over the estimated period the related lines will be used by the Company (24 months to 60 months) using the straight line method. Deferred line access costs at December 31, 1999 and 2000 were $12.0 million and $18.2 million, respectively, with accumulated amortization of $6.4 million and $9.6 million, respectively.

   The balance in "Other Assets" as of December 31, 1999 and 2000 also includes $1.5 million for the multi-media franchise the Company purchased from a related company (Note 8). This asset is being amortized using the straight line method over a four year period, with accumulated amortization at December 31, 1999 and 2000 of $.5 million and $.9 million, respectively.

   Supplemental Cash Flow Information--The Company paid interest of $26.4 million, $29.9 million and $31.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. The transfer of paging equipment from inventory to equipment for the year ended December 31, 1998 was $.3 million. There were no transfers of paging equipment during 1999 or 2000. The Company paid no income taxes for the years ended December 31, 1998, 1999 and 2000.

   Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable which are unsecured. The Company's risk is limited due to the fact that there is no significant concentration with one particular customer. The Company uses the allowance method of accounting for uncollectible accounts receivable. The allowance for uncollectible accounts was $3.8 million and $5.7 million as of December 31, 1999 and 2000, respectively.

   Revenue Recognition--Revenue for telecommunications services is recognized as services are provided. Due to the timing of the Company's billing cycles, at any point in time, certain services have been provided to customers which have not yet been billed. Revenue which has been earned but not yet billed to customers amounts to $5.9 million and $6.7 million at December 31, 1999 and 2000, respectively, and is recorded as accounts receivable in the Company's consolidated balance sheets. Additionally, the Company invoices customers one month in advance for certain recurring services resulting in advance billings of $5.6 million and $6.4 million at December 31, 1999 and 2000, respectively.

   Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue and related costs over the average contract period. The adoption of SAB 101 did not have a material impact on the Company's results of operations or financial position.

   Advertising Expense--In accordance with Statement of Position 93-7 "Reporting on Advertising Costs," the Company expenses all advertising costs as incurred. The Company expensed $3.1 million, $2.8 million and $4.3 million in advertising costs during 1998, 1999 and 2000, respectively.

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

                               BTI TELECOM CORP.

   Basic and Diluted Loss Per Share--Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share generally includes any dilutive effects of options, warrants and convertible securities. At December 31, 1998, 1999 and 2000, common stock equivalents were excluded from the diluted loss per share calculations due to their anti-dilutive effect as a result of the Company's net loss for these years.

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

   Comprehensive Income--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that total comprehensive income (loss) and comprehensive income (loss) per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in shareholder's equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not have any comprehensive income items in any of the periods presented.

   Recently Issued Accounting Standards--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of FASB Statement No. 133" ("SFAS 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133, as amended, will not have an effect on the Company's results of operations or financial position as the Company does not have derivative instruments at December 31, 2000.

   Reclassifications--Certain amounts in the December 31, 1998 and 1999 financial statements have been reclassified to conform to the December 31, 2000 presentation.

                               BTI TELECOM CORP.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

   Major classes of property, plant and equipment are summarized below:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (In thousands)
   Data processing equipment................................ $ 14,008  $ 21,751
   Telephone service equipment..............................   85,554   131,357
   Fiber optic network......................................   87,680   116,100
   Office furnishings and equipment.........................    4,794    11,276
   Leasehold improvements...................................    8,023    15,785
   Construction in progress.................................   10,925    54,330
   Accumulated depreciation.................................  (44,410)  (72,950)
                                                             --------  --------
   Total property, plant and equipment...................... $166,574  $277,649
                                                             ========  ========

NOTE 3: LONG-TERM DEBT AND CREDIT FACILITIES

   Long-term debt consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                                                               (In thousands)
   Unsecured 10 1/2% Senior Notes, due 2007.................. $250,000 $250,000
   Credit Facilities, due 2002...............................   29,000   81,812
   Other.....................................................      --     6,556
                                                              -------- --------
                                                              $279,000 $338,368
                                                              ======== ========
   Less current portion......................................      --     9,450
                                                              -------- --------
                                                              $279,000 $328,918
                                                              ======== ========

   Senior Notes--In September 1997, the Company issued 10 1/2% notes (the "Initial Notes") with a principal value of $250.0 million. In January 1998, the Company exchanged all of the Initial Notes outstanding in $1,000 principal amounts for $250.0 million in $1,000 principal amounts of Senior Notes. The entire principal balance is due September 2007, with interest payable semi-annually on March 15th and September 15th of each year. The Senior Notes have been registered under the Securities Act of 1933, as amended, and are identical in all material respects to the terms of the Initial Notes for which they were exchanged, except for certain transfer restrictions and registration rights relating to the Initial Notes. The Senior Notes contain various financial and administrative covenants with which the Company must comply, including certain restrictions on the incurrence of additional indebtedness and payment of dividends under circumstances specified in the debt agreement. Pursuant to the pledge agreement executed in connection with the issuance of the Initial Notes, the Company utilized $74.1 million of the proceeds to purchase a portfolio of pledged securities. These securities were required to be held in escrow for the payment of the first six scheduled interest payments due on the Senior Notes; all six of these interest payments have been made as of December 31, 2000. The pledged securities were included in the "Restricted cash" captions of the consolidated balance sheet as of December 31, 1999.

   Credit Facilities--In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility (the "Facilities"). Borrowings under the Facilities are based upon a percentage of eligible accounts receivable and eligible capital expenditures, respectively, as defined in the loan agreement. Borrowings under the Facilities can be used for working capital and other purposes. At December 31, 2000, $52.8 million was outstanding under

                               BTI TELECOM CORP.

the Facilities, in addition to $1.3 million outstanding in letters of credit. The Facilities agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facilities are secured by substantially all of the Company's assets, except certain fiber optic network assets, and bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate (6.56%, 6.49%, and 6.40% at December 31, 2000, respectively) or the prime rate (9.5% at December 31, 2000), plus 3% for borrowings under the prime rate option and 4% for borrowings under the LIBOR option. The Company is also required to pay a fee of 0.375% per year on the unused commitment. The Facilities contain various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends. The Company was in compliance with such covenants, as amended or waived, as of December 31, 2000.

   In September 1999, the Company obtained an additional $60.0 million credit facility (the "Facility"). Borrowings under the Facility are to be used to finance segments of the Company's fiber optic network and associated infrastructure. The Facility agreement expires and amounts outstanding are due in September 2002. Borrowings under the Facility are secured by a first security interest in the Company's fiber optic network and associated infrastructure and a secondary interest in substantially all of the Company's remaining assets. Outstanding amounts bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate (6.56%, 6.49%, and 6.40% at December 31, 2000, respectively) or the prime rate (9.50% at December 31,
2000), plus an applicable margin. This margin varies based on the Company's financial position and additional equity issuances from 2.0%-3.5% for borrowings under the LIBOR option and from 1.0%-2.5% for borrowings under the prime rate option. The Company is also required to pay a fee of 1.5% per year on the unused commitment. As of December 31, 2000, there was a total of $29.0 million available and outstanding under the Facility. The Facility contains various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends. The Company was in compliance with such covenants, as amended or waived, as of December 31, 2000.

   In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company estimates that the fair value of the long-term debt at December 31, 1999 and December 31, 2000 was $261.6 million and $175.9 million as compared to the carrying value of $279.0 million and $328.9 million, respectively. The fair value of long-term debt is determined based on negotiated trades for the securities or is estimated using rates currently available to the Company for debt with similar terms and maturities.

                               BTI TELECOM CORP.

NOTE 4: INCOME TAXES

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

                                                      1998      1999     2000
                                                    --------  --------  -------
                                                         (In thousands)
   Current:
     Federal.......................................      --   $    --       --
     State.........................................      --        --       --
   Deferred:
     Federal.......................................   13,512    10,915   29,444
     State.........................................    1,930     1,559    4,206
                                                    --------  --------  -------
   Income tax benefit.............................. $ 15,442  $ 12,474  $33,650
   Changes in valuation allowance..................  (15,442)  (12,474) (33,650)
                                                    --------  --------  -------
   Income tax expense.............................. $    --   $    --   $   --
                                                    ========  ========  =======

   The significant components of the Company's deferred tax assets and liabilities at December 31 were as follows:

                                                               1999     2000
                                                             --------  -------
                                                              (In thousands)
Deferred tax liabilities:
  Tax over book depreciation................................ $  8,375  $15,803
  Line access costs.........................................      957    1,429
  FiberSouth asset purchase.................................      627      577
  Other.....................................................      237      365
                                                             --------  -------
Total deferred tax liabilities..............................   10,196   18,174
Deferred tax assets:
  Stock options.............................................      613      758
  Net operating loss carryforward...........................   38,163   78,649
  Accounts receivable reserve...............................    1,503    2,300
  Other.....................................................      869    1,069
                                                             --------  -------
Total deferred tax assets...................................   41,148   82,776
Valuation allowance.........................................  (31,525) (65,175)
                                                             --------  -------
                                                                9,623   17,601
                                                             --------  -------
Net deferred tax liabilities................................ $   (573) $  (573)
                                                             ========  =======

   For the years ended December 31, 1998, 1999 and 2000, the Company generated net operating losses ("NOLs") that may be used to offset future taxable income. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests. The net deferred tax liability is included in other long-term liabilities.

                               BTI TELECOM CORP.

   At December 31, 1999 and 2000, the Company had net operating loss carryforwards of approximately $104.9 million and $199.5 million, respectively, for federal and state income tax purposes which will begin to expire in the year 2012.

   The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows for the years ended December 31:

                             1998    1999    2000
                             -----   -----   -----
   Federal income tax
    benefit at statutory
    rate...................   35.0%   35.0%   35.0%
   State income tax benefit
    (net of federal
    benefit)...............    5.0%    5.0%    5.0%
   Change in valuation
    allowance..............  (40.0)% (40.0)% (40.0)%
                             -----   -----   -----
                               0.0%    0.0%    0.0%
                             =====   =====   =====

NOTE 5: SHAREHOLDERS' EQUITY

   Preferred Stock--Of the Company's 10,000,000 authorized shares of $.01 par value preferred stock, 200,000 shares were designated as Series A Preferred Stock ("Series A Preferred Stock"). In December 1999, the Company completed the issuance of 200,000 shares of its Series A Preferred Stock in a private placement offering for net proceeds of approximately $196 million (after deducting issuance costs of approximately $4 million). Series A Preferred Stock ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights equal to that of common stock. Each share of Series A Preferred Stock is immediately convertible into 116.959 shares of common stock, subject to adjustment for dilutive issuances of the Company's common stock. The Company has the right to force conversion of the Series A Preferred Stock in certain instances as outlined in the purchase agreement. The holders are also entitled to dividends equal to the greater of (i) 6% per annum of the original purchase price of $1,000 per share or (ii) the amount of dividends that would have been received during such period had the Series A Preferred Stock been converted into shares of the Company's common stock. After the later of a period of seven years or six months after the repayment of the Company's Senior Notes, the Preferred Stock is redeemable, at the option of the holders, at the greater of (i) $1,000 per share plus accrued and unpaid dividends thereon or (ii) fair market value on such date. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid out of the assets of the Company, prior and in preference to common stockholders or any other class or series of capital stock (other than the Series B Preferred Stock), an amount equal to the greatest of (i) $1,000 per share plus accrued and unpaid dividends thereon, (ii) such amount as would have been payable had the Series A Preferred Stock been converted into shares of the Company's common stock immediately prior to such an event and (iii) an amount representing an internal rate of return on the investment of the holders of the Series A Preferred Stock of 20%.

                               BTI TELECOM CORP.

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

   In 1999, the Board of Directors approved the use of $65 million of the net proceeds from the issuance of the Series A Preferred Stock to repurchase approximately 7.6 million shares of the Company's outstanding common stock held by its Chairman and Chief Executive Officer. The repurchase has been recorded as a reduction of common stock and accumulated deficit for the year ended December 31, 1999.

   Dividends--Throughout the period of time that the Company was an S corporation (prior to September 1997), income, losses and credits were passed through directly to shareholders and the shareholders were provided, in the form of dividends, the funds necessary to meet tax obligations arising from income earned by the Company. The Company will continue to reimburse shareholders for any tax obligations arising from income earned by the Company while it was an S corporation. The Company paid dividends of $.6 million and $.08 million in 1998 and 1999, respectively, to shareholders for the reimbursement of these tax obligations. No such distributions were made during 2000. The Company believes that any such future reimbursements will not have a material effect on the Company's financial condition or results of operations.

   Loss Per Share--The following table sets forth the computation of basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

                                                        December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
                                                       (In thousands)
   Numerator:
     Net loss................................... $(38,233) $(44,726) $(77,431)
     Preferred stock dividend--issuance of
      warrants..................................      --    (27,000)      --
     Preferred stock dividend...................      --        --    (12,000)
                                                 --------  --------  --------
     Numerator for basic and diluted loss per
      share--loss available to common
      stockholders.............................. $(38,233) $(71,726) $(89,431)
   Denominator:
     Denominator for basic and diluted loss per
      share--
      weighted-average shares...................  100,000    99,938    92,478
                                                 --------  --------  --------
     Basic and diluted loss per share........... $   (.38) $   (.72) $   (.97)
                                                 ========  ========  ========

                               BTI TELECOM CORP.

   Shares Reserved for Issuance--Shares of common stock reserved for future issuance are as follows at December 31, 2000:

                                                                 (In thousands)
                                                                 --------------
   For conversion of convertible Series A Preferred Stock.......     23,392
   Outstanding warrants.........................................      4,500
   Outstanding stock options....................................      3,807
   Possible future issuances under stock option plan............      3,674

NOTE 6: STOCK-BASED COMPENSATION

   In 1994, the Company formalized the 1994 Stock Plan (the "1994 Plan"). The 1994 Plan provided that an aggregate of 4,998,900 of the Company's authorized shares be reserved for future issuance.

   In 1997, the Company assumed the obligations under the 1994 Plan and incorporated these obligations into the 1997 Stock Plan (the "1997 Plan") which will terminate in August 2007, unless sooner terminated by the Board of Directors, for the purpose of attracting and retaining certain key employees of the Company. The 1997 Plan provides that an aggregate of 7,500,000 of the Company's authorized shares be reserved for future issuance. In the case of initial grants, the exercise price and vesting terms will be fixed by the compensation committee on the date of grant. The 1997 Plan permits the grant of options for a term of up to ten years. Outstanding options vest at various times from the date of issuance to 3 years.

   The Company has elected to account for its stock-based compensation plan under the provisions of APB Opinion No. 25, which requires compensation cost to be measured by the quoted market price at the measurement date less the amount, if any, an employee is required to pay. The required pro forma-disclosures in accordance with SFAS No. 123 are as follows:

                                                          December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                    In thousands, except per
                                                           share data
   Net loss
     Actual....................................... $(38,233) $(44,726) $(77,431)
     Pro forma....................................  (38,375)  (44,768)  (77,615)
   Loss per share
     Actual....................................... $   (.38) $   (.72) $   (.97)
     Pro forma....................................     (.38)     (.72)     (.97)

                               BTI TELECOM CORP.

   Option activity under the Company's plans is summarized below:

                                              December 31,
                             -------------------------------------------------
                                      1998             1999             2000
                                    Weighted         Weighted         Weighted
                                    Average          Average          Average
                                    Exercise         Exercise         Exercise
                             Shares  Price   Shares   Price   Shares   Price
                             ------ -------- ------  -------- ------  --------
                                 In thousands, except per share amounts
   Outstanding at beginning
    of year................. 1,866   $ .13   2,855    $1.10   3,561    $1.75
   Options granted..........   989    2.89     746     4.20     661     7.87
   Options exercised........   --      --      --       --      (19)    4.08
   Options cancelled........   --      --      (40)    3.00    (396)    5.13
                             -----   -----   -----    -----   -----    -----
   Outstanding at end of
    year.................... 2,855   $1.10   3,561    $1.75   3,807    $2.42
                             =====   =====   =====    =====   =====    =====
   Options exercisable at
    end of year............. 2,106   $ .55   2,555    $1.05   3,015     1.33
   Shares available for
    future grant............ 2,145           3,939            3,674

   The weighted-average remaining contractual life of options as of December 31, 2000 is 6.5 years, with exercise prices ranging from $.001 to $8.55 per share.

   The per share weighted average fair value of stock options granted by the Company during 1998, 1999 and 2000 was approximately $.22, $1.92 and $2.23, respectively, on the dates of grant.

   The Company recorded non-cash compensation expense of $.3 million and $.3 million related to the issuance of stock options during the years ended December 31, 1999 and 2000, respectively.

   The following assumptions were used by the Company to determine the fair value of stock options granted using the minimum value option-pricing model:

                                                      Year ended December 31,
                                                   -----------------------------
                                                     1998       1999      2000
                                                   --------- ----------- -------
   Dividend yield.................................        0%          0%      0%
   Expected option life........................... 1.5 years 1.5-3 years 3 years
   Risk-free interest rate........................      5.0%        5.5%    6.5%

NOTE 7: EMPLOYEE BENEFIT PLANS

   The Company sponsors a 401(k) Plan and Trust covering substantially all employees. Participants were allowed to elect to defer up to 20% of their salary, subject to Internal Revenue Service limits. The Company matched 50% of employee contributions in 1998, 1999 and 2000, up to a maximum of 6% of each employee's annual salary. Employer contributions for the years ended December 31, 1998, 1999 and 2000 were $.2 million, $.6 million and $.8 million, respectively.

NOTE 8: RELATED PARTY TRANSACTIONS

   The Company has accounts receivable from affiliates related through common ownership of $.6 million at December 31, 1999 and 2000.

   During 1995, the Company entered into an operating lease for an airplane with a company under common ownership. Rent expense related to this lease was approximately $.3 million for the year ending December 31, 1998 and $.2 million for the year ending December 31, 1999. The Company also leased certain facilities from its shareholder (Note 9). The airplane and facilities leases were terminated in 1999.

                               BTI TELECOM CORP.

   Effective July 15, 1998, the Company purchased a multi-media franchise from FiberSouth, an entity related through common ownership, for $1.5 million. As a result, the Company will have the right to offer multi-media services in Raleigh, North Carolina.

   In 1998, the Company sold certain integrated telecommunications services to agents and customers of an affiliate related through common ownership. The Company paid the affiliate a commission on all sales made through the affiliate. The commissions totaled $.5 million in 1998. There were no commissions paid during 1999 or 2000.

NOTE 9: COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

   Legal Matters--In April 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. ("Wachovia"). Wachovia alleged that the Company breached a letter agreement between Wachovia and the Company and owed Wachovia a placement fee of $10 million in exchange for Wachovia's services as financial advisor. The parties have agreed in principle to a confidential settlement of this matter. Final documents are being prepared to include a dismissal with prejudice of all claims. The full settlement amount, less the amount originally accrued has been recorded and treated as additional equity transaction costs as of December 31, 2000 and therefore, had no impact on the Company's earnings.

   Also in April 2000, the Company joined 13 other competing local exchange companies to bring a lawsuit against AT&T and Sprint in federal court in Virginia to collect access charges that the defendants have ordered and accepted pursuant to the Company's lawfully filed tariffs. As of December 31, 2000, AT&T owed the Company approximately $5.9 million and Sprint owed the Company approximately $1.9 million for access services. Proceedings in this case are stayed until July 19, 2001, while the FCC considers two issues that were referred to it by the Court. In response to the Court's referral, in January 2001, AT&T and Sprint filed a formal rate complaint against the Company at the FCC seeking unspecified damages. Because discovery is ongoing, and due to the uncertainties inherent in the complaint process, the Company is unable to predict the outcome of these complaints.

   The Company is subject to various legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

   Operating leases--The Company rents its facilities and certain office and other equipment under operating leases that contain escalation clauses and various renewal and buy-out provisions. Future minimum lease payments under the leases, which have remaining terms in excess of one year, are as follows (in thousands):

         2001      2002       2003       2004       2005      Thereafter      Total
         ----     ------     ------     ------     ------     ----------     -------
        $8,777    $7,843     $7,261     $6,446     $4,719      $16,801       $51,847

   Total rent expense was $5.1 million, $6.5 million and $8.6 million (including facilities rent of $60,000, $40,000, and $0 respectively, paid to a related party) in 1998, 1999 and 2000, respectively.

   Other Matters--During 1997, the Company signed an agreement with a municipality to contribute $3.1 million to partially fund the construction of a performing arts center. The contribution will be paid over a ten year period commencing in 1998 and is payable in cash and in-kind service (telephone and data transmission service). As of December 31, 2000, the Company has paid $.9 million of this commitment.

                               BTI TELECOM CORP.

   During 1999, the Company signed sponsorship and advertising agreements with a professional hockey team and an operator of an entertainment and sports arena. The Company has committed to pay an aggregate of $4.1 million under the agreements in exchange for a sponsorship of the hockey team and certain advertising and promotional benefits over the next five years. Payments under the agreement will be made over a five-year period commencing in October 1999. As of December 31, 2000, the Company has paid $.8 million of this commitment.

NOTE 10: ENTERPRISE WIDE DISCLOSURE

   Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operated, for all periods presented, as a single segment.

   Revenues by product line are disclosed as follows (in thousands):

                                                       1998     1999     2000
                                                     -------- -------- --------
        Retail Long Distance........................ $109,671 $107,320 $104,241
        Local Service...............................   11,899   38,796   64,245
                                                     -------- -------- --------
        Retail Integrated Voice.....................  121,570  146,116  168,486
        Data Services...............................   17,765   27,631   45,383
        Wholesale Long Distance.....................   73,219   86,302   57,615
                                                     -------- -------- --------
        Total....................................... $212,554 $260,049 $271,484
                                                     ======== ======== ========

   All operations and assets are based in the United States.

NOTE 11: SUBSEQUENT EVENTS


   Preferred Equity Investments--In two transactions during the first quarter of 2001, the Company issued 59,999 shares of Series B preferred stock ("Series B Preferred Stock") to existing shareholders at a price of $1,000 per share, providing total proceeds of approximately $60 million. The terms of the Series B Preferred Stock also provide for the issuance of 12.6 million warrants to purchase the Company's common stock at a price of $0.01 per share. The number of warrants outstanding may be reduced to a minimum of 6.6 million, or increased to a maximum of 18.6 million, based upon the Company attaining certain financial plan objectives on a quarterly basis through the end of 2001. The warrants are exercisable for a period of ten years beginning on January 12, 2001, and are subject to customary anti-dilution provisions. All shares of Series B Preferred Stock have customary anti-dilution protections.

     Each share of Series B Preferred Stock is convertible into 800 shares of the Company's common stock. The holders are also entitled to dividends equal to the greater of (i) 6% per annum of the original purchase price of $1,000 per share or (ii) the amount of dividends that would have been received during such period had the Series B Preferred Stock been converted into shares of the Company's common stock. Such dividends are payable in cash or stock at the Company's election. The Series B Preferred Stock shareholders may redeem their shares at a price equal to the higher of the fair market value or liquidation value upon the later of January 12, 2008, or six months after the Company's 10 1/2% senior notes are refinanced. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid out of the assets of the Company, prior and in preference to common stockholders or any other class or series of capital stock, an amount equal to the greatest of (i) $1,000 per share plus accrued and unpaid dividends thereon, (ii) such amount as would have been payable had the Series B Preferred Stock been converted into shares of the Company's common stock immediately prior to such an event and (iii) an amount representing an internal rate of return on the investment of the holders of the Series B Preferred Stock of 20%.

     Restructured Bank Credit Facilities--Effective March 30, 2001, the Company restructured its existing Credit Facilities. In connection with this restructuring, the Company entered into a new $89 million loan with GE Capital, Bank of America, and Export Development Corporation (the "Loan"), which was fully drawn at closing. The Loan contains a provision to allow its expansion to $100 million if the Company obtains a commitment from an additional lender. The Loan begins quarterly amortization in 2003, and matures on April 30, 2007.

     Interest accrues on the Loan, at the Company's option, at either 1, 2, 3, or 6 month reserve-adjusted LIBOR or an Index Rate (the higher of the Prime Rate or 50 basis points over the Federal Funds Rate) plus an applicable margin. The applicable margin varies, based upon the Company's financial condition, from 3.50% to 4.50% for LIBOR borrowings and from 2.50% to 3.50% for Index Rate borrowings. The Loan is secured by a first priority lien on all of the Company's assets and a pledge of the stock of the Company's operating subsidiary.

     Senior Secured Note--Concurrent with the closing of the Series B Preferred Stock, the Company also issued a Senior Secured Note (the "Note") to an existing shareholder in the amount of $50 million. The Note is secured by a second priority lien on certain of the Company's assets and matures immediately following the repayment of the restructured bank credit facilities. The Note bears interest at the higher of 10% per annum or the rate existing on the Company's restructured bank credit facilities, and contains covenants identical to those contained in the Company's restructured bank credit facilities. The Note transaction also provided for the issuance of 7,143 shares of Series B Preferred Stock, and the issuance of 1.5 million warrants to purchase the Company's common stock at $.01 per share. The number of warrants outstanding may be reduced to a minimum of approximately .8 million or increased to a maximum of approximately 2.2 million, based upon the Company attaining certain financial plan objectives on a quarterly basis through the end of 2001. These warrants have terms identical to the warrants described under Preferred Equity Investments above.

                               BTI TELECOM CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)

                                               Additions
                                   Balance at  Charged to Deductions Balance at
                                  Beginning of Costs and     from      End of
                                     Period     Expenses   Reserves    Period
                                  ------------ ---------- ---------- ----------
Year ended December 31, 1998:
  Allowance for doubtful
   accounts......................    $4,825      $4,183    $(3,737)    $5,271
                                     ======      ======    =======     ======
Year ended December 31, 1999:
  Allowance for doubtful
   accounts......................    $5,271      $3,448    $(4,962)    $3,757
                                     ======      ======    =======     ======
Year ended December 31, 2000:
  Allowance for doubtful
   accounts......................    $3,757      $5,134    $(3,141)    $5,750
                                     ======      ======    =======     ======

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
  2.1*       Agreement and Plan of Merger as of September 17, 1997, among
             Business Telecom, Inc., BTI Telecom Corp., and BTI OpCo Inc.
  2.2*       Asset Purchase Agreement dated September 17, 1997, between
             FiberSouth, Inc., and Business Telecom, Inc.
  3.1**      Articles of Restatement of BTI Telecom Corp.
  3.2**      Second Amended and Restated Bylaws of BTI Telecom Corp.
  4.1*       Indenture dated as of September 22, 1997, among BTI Telecom Corp.,
             Business Telecom, Inc. and First Trust of New York, National
             Association, as Trustee, relating to the 102% Senior Notes due
             2007 of BTI Telecom Corp.
  4.2*       Registration Rights Agreement dated September 22, 1997, between
             BTI Telecom Corp. and Morgan Stanley & Co. Incorporated and
             Merrill Lynch, Pierce, Fenner & Smith Incorporated.
  4.3*       Pledge and Security Agreement dated as of September 22, 1997, from
             BTI Telecom Corp., as Pledgor, and Business Telecom, Inc., as
             Guarantor, to First Trust of New York, National Association, as
             Trustee.
 10.1*       1994 Stock Plan.
 10.2+       1997 Stock Plan, as amended.
 10.3*       Second Amended and Restated Loan Agreement dated September 22,
             1997, between Business Telecom, Inc. and General Electric Capital
             Corporation and the other financial institutions party thereto from time to time as Lenders and General Electric Capital
             Corporation as Agent (the "GE Capital Agreement").
 10.4*       Future Advance Promissory Note, dated June 30, 1997, made by
             ComSouth Cable International, Inc. in favor of Business Telecom,
             Inc.
 10.5*       Subordinated Promissory Note, dated August 31, 1997, made by
             Business Telecom, Inc. in favor of Peter T. Loftin.
 10.6*       Employment Letter Agreement, dated March 20, 1997 and March 26,
             1997, between FiberSouth, Inc. and H.A. (Butch) Charlton, as amended effective October 1, 1997.
 10.7*       Interconnection Agreement, dated November 5, 1997, between
             Business Telecom, Inc., and BellSouth Telecommunications, Inc.
 10.8*       Lease, dated May 13, 1994, between RBC Corporation and Business
             Telecom, Inc., as amended March 1, 1995, November 30, 1995 and May
             15, 1997 (the "Lease").
 10.9*"      IRU Agreement dated October 31, 1997, between QWEST Communications
             Corporation and Business Telecom, Inc.
 10.10***    First and Second Amendments to the GE Capital Agreement.
 10.11***    Amendments Four, Five and Six to the Lease.
 10.12+"     First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom,
             Inc.
 10.13       Commitment Letter and Summary of Indicative Terms and Conditions
             between Business Telecom, Inc. and Bank of America, dated July 16,
             1999.
 10.14+      Employee Stock Purchase Plan.
 10.15+      Third Amendment to the GE Capital Agreement.
 10.16+      Form of Executive Severance Agreement.
 10.17++     Fourth Amendment to the GE Capital Agreement.
 10.18++     Loan Agreement, entered into on September 8, 1999 between Business
             Telecom, Inc. and Bank of America, National Association and the
             other financial institutions party thereto from time to time as lenders and Bank of America, National Association as Agent.
 10.19++     First Amendment to the Bank of America Loan Agreement.
 10.20++     Fifth Amendment to the GE Capital Agreement.

 Exhibit No.                            Description
 -----------                            -----------
 10.21**     Shareholders Agreement among BTI Telecom Corp., Peter T. Loftin,
             Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Information
             Partners, L.P., and BTI Investors LLC, dated December 28, 1999.
 10.22**     Redemption Agreement among BTI Telecom Corp., Welsh, Carson,
             Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., and
             BTI Investors LLC, dated December 28, 1999.
 10.23**     Investor Rights Agreement among BTI Telecom Corp., Welsh, Carson,
             Anderson & Stowe VIII, L.P., WCAS Information Partners, L.P., and
             BTI Investors LLC, dated December 28, 1999.
 10.24**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to
             Welsh, Carson, Anderson & Stowe VIII, L.P., dated December 28,
             1999.
 10.25**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to WCAS
             Information Partners, L.P., dated December 28, 1999.
 10.26**     Common Stock Purchase Warrant issued by BTI Telecom Corp. to BTI
             Investors LLC, dated December 28, 1999.
 10.27**     Series A Preferred Stock Purchase Agreement among BTI Telecom
             Corp., FS Multimedia, Inc., Welsh, Carson, Anderson & Stowe VIII,
             L.P., WCAS Information Partners, L.P., and BTI Investors, LLC,
             dated December 28, 1999.
 10.28       Agreement between BellSouth Telecommunications Inc. and Business
             Telecom, Inc., dated February 21, 2000.
 11.2        Computation of Earnings Per Common Share.
 12.2        Computation of Ratio of Earnings to Fixed Charges.
 21.1+++     Subsidiaries of BTI Telecom Corp.

--------
* Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-41723).
**  Filed as an exhibit to the Current Report on Form 8-K filed January 12,
    2000.
*** Filed as an exhibit to the Annual Report on Form 10-K for the year ended
    December 31, 1998.
+ Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-83101).
++ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
+++ Filed as an exhibit to the Annual Report on Form 10-K for the year ended
    December 31, 1997.
"   Confidential treatment requested.