Form 10-Q
period 2001-03-31
BTI TELECOM CORP
filed 2001-05-15
CIK 1050524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      From the transition period from _____________to _____________

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

                                      27609
                                   (Zip Code)

                                 (800) 849-9100
              (Registrant's telephone number, including area code)
                               ------------------

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

No Par Value Common Stock                   92,543,370 shares as of May 11, 2001

================================================================================

                                BTI TELECOM CORP.

                                    FORM 10-Q

                                      INDEX

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------
Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements
        Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 ....................................     3
        Consolidated Statements of Operations for the three months ended March 31, 2000
          and 2001................................................................................................      4
        Consolidated Statements of Cash Flows for the three months ended March 31, 2000
          and 2001................................................................................................      5
        Notes to Consolidated Financial Statements................................................................      6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................................      8
     Item 3. Quantitative and Qualitative Disclosure About Market Risk............................................     15

Part II. OTHER INFORMATION
     Item 1. Legal Proceedings....................................................................................     16
     Item 2. Changes in Securities and Use of Proceeds............................................................     16
     Item 6. Exhibits and Reports on Form 8-K.....................................................................     16
     Signatures...................................................................................................     17

                                BTI TELECOM CORP.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                               December 31,     March 31,
                                                                                                   2000           2001
                                                                                                   -----          ----
                                                                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents................................................................      $ 5,570         $ 70,397
   Restricted cash..........................................................................           -             3,005
   Accounts receivable, net.................................................................       45,296           53,008
   Accounts and notes receivable from related parties.......................................          790              762
   Other current assets.....................................................................        4,995            4,548
                                                                                                 ---------       ---------
     Total current assets...................................................................       56,651          131,720
Property, plant and equipment:
   Property, plant and equipment............................................................      296,269          358,834
   Construction in progress.................................................................       54,330            1,640
   Less: accumulated depreciation...........................................................       72,950           81,492
                                                                                                 ---------       ---------
     Total property, plant and equipment....................................................      277,649          278,982
Other assets, net...........................................................................       23,062           27,559
                                                                                                 ---------       ---------
Total assets................................................................................    $ 357,362        $ 438,261
                                                                                                ==========       =========
Liabilities, redeemable preferred stock and shareholders' deficit
Current liabilities:
   Accounts payable.........................................................................     $ 95,584          $83,112
   Accrued expenses.........................................................................        5,520           14,315
   Accrued interest.........................................................................        8,711            1,575
   Current portion of long-term debt........................................................        9,450            6,550
   Advance billings and other liabilities...................................................       11,469           20,603
                                                                                                 ---------       ---------
     Total current liabilities..............................................................      130,734          126,155
   Long-term debt...........................................................................      328,918          377,981
   Other long-term liabilities..............................................................        1,468            1,400
                                                                                                 ---------       ---------
     Total liabilities......................................................................      461,120          505,536
Redeemable preferred stock, $.01 par value, authorized 10,000,000 shares:
   Series A redeemable convertible preferred stock, 200,000 shares issued and outstanding (aggregate liquidation preference of $212,000 and $215,000 in 2000 and
   2001, respectively)......................................................................      204,198          207,522
   Series B redeemable convertible preferred stock, 59,999 shares issued
   and outstanding (aggregate liquidation preference of $60,000 in 2001)....................            -           58,716

Shareholders' deficit:
   Common stock, no par value, authorized 500,000,000 shares, 92,397,661 and
     92,543,370 shares issued and outstanding in 2000 and 2001, respectively................        3,411            2,966
   Common stock warrants....................................................................       27,000           34,304
   Unearned compensation....................................................................         (852)            (336)
   Accumulated deficit......................................................................     (337,515)        (370,447)
                                                                                                 ---------       ---------
     Total shareholders' deficit............................................................     (307,956)        (333,513)
                                                                                                 ---------       ---------
Total liabilities, redeemable preferred stock and shareholders' deficit.....................     $357,362         $438,261
                                                                                                 =========        ========

          See accompanying notes to consolidated financial statements.

                                BTI TELECOM CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                          2000         2001
                                                                                                          ----         ----
Revenue...................................................................                             $  66,677   $  73,276
Cost of services..........................................................                                41,656      44,047
                                                                                                     ------------ -----------
   Gross profit...........................................................                                25,021      29,229
Selling, general and administrative expenses..............................                                26,407      29,602
Depreciation and amortization.............................................                                 7,148      10,506
Restructuring costs ......................................................                                     -      10,141
                                                                                                     ------------ -----------
Loss from operations......................................................                                (8,534)    (21,020)
Other (expense) income:
   Interest expense.......................................................                                (7,548)     (8,738)
   Other (expense) income, net............................................                                (1,363)        151
                                                                                                     ------------ -----------

Loss before income taxes..................................................                               (17,445)    (29,607)
Income taxes .............................................................                                     -           -
                                                                                                     ------------ -----------
Net loss..................................................................                             $ (17,445)  $ (29,607)
Dividend on preferred stock...............................................                                (3,000)     (3,000)
                                                                                                     ------------ -----------
Net loss available for common shareholders................................                             $ (20,445)  $ (32,607)
Basic and diluted loss per share..........................................                             $   (0.22)  $   (0.35)
Basic and diluted weighted average shares outstanding.....................                                 92,398     92,543
                                                                                                     ------------ -----------






          See accompanying notes to consolidated financial statements.

                                BTI TELECOM CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                                      ---------
                                                                                                  2000          2001
                                                                                                  ----          ----
Operating Activities:
Net loss....................................................................................   $(17,445)     $(29,607)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation.............................................................................      5,945         8,584
   Amortization.............................................................................      1,203         1,922
   Non-cash compensation related to stock options...........................................         85            66
   Changes in operating assets and liabilities:
     Accounts receivable....................................................................     (1,490)       (7,712)
     Accounts and notes receivable from related parties.....................................          6            28
     Other assets...........................................................................       (711)          (63)
     Accounts payable and accrued expenses..................................................       (709)       (3,678)
     Accrued interest expense...............................................................     (6,779)       (7,136)
     Advance billings and other liabilities.................................................         64         9,066
                                                                                               --------      --------
Net cash used in operating activities.......................................................    (19,831)      (28,530)

Investing Activities:
   Change in restricted cash................................................................     12,790        (3,005)
   Purchases of property, plant and equipment, net..........................................    (29,195)       (9,915)
   Purchase of other assets.................................................................     (1,555)       (2,378)
                                                                                               --------      --------
Net cash used in investing activities.......................................................    (17,960)      (15,298)

Financing Activities:
   Net proceeds from long-term borrowings...................................................         --        46,164
   Increase in deferred financing costs and other assets....................................        (49)       (3,531)
   Additional issuance costs of redeemable preferred stock..................................        (60)           --
   Issuance of common stock related to options exercised....................................         --             4
   Proceeds from issuance of redeemable preferred stock, net................................         --        66,018
                                                                                               --------      --------

Net cash (used in) provided by financing activities.........................................       (109)      108,655
                                                                                               --------      --------


Net (decrease) increase in cash and cash equivalents........................................    (37,900)       64,827
Cash and cash equivalents at beginning of period............................................     86,149         5,570
                                                                                               --------      --------
Cash and cash equivalents at end of period..................................................   $ 48,249       $70,397
                                                                                               ========      ========

Supplemental disclosure of cash flow information:
Cash paid for interest......................................................................   $ 14,442      $ 16,709
                                                                                               ========      ========


          See accompanying notes to consolidated financial statements.

                                BTI TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                  (Unaudited)

Note 1: The Company and Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature, notwithstanding the one-time restructuring charge for the period ended March 31, 2001, as described in Note 5) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 138, requires the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The adoption of SFAS 133, as amended, had no effect on results of operations or financial position, as the Company did not have derivative instruments at January 1, 2001.

Property, Plant and Equipment

     Interest costs associated with construction of capital assets, primarily fiber optic network and switching facilities, are capitalized. The total amount capitalized for the three-month periods ended March 31, 2001 and 2000 was $0.8 million and $0.1 million, respectively.

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

                                BTI TELECOM CORP.

Note 2: Long-Term Debt And Credit Facilities

     Senior Notes--On September 22, 1997, the Company issued $250.0 million of 10 1/2% Initial Notes which were exchanged for Senior Notes in January 1998. The entire original principal balance is due September 2007, with interest payable semi-annually on March 15th and September 15th of each year. The Senior Notes contain various financial and administrative covenants with which the Company must comply, including restrictions on the incurrence of additional indebtedness and payment of dividends under circumstances specified in the indenture governing the Senior Notes. As of March 31, 2001, the Company was in compliance with all such covenants.

     Senior Secured Note-- Concurrent with the March 30, 2001 Series B transaction, as disclosed in Note 3, the Company also issued a Senior Secured Note (the "Note") to WCAS Capital Partners III, L.P., or WCAS CP III in the amount of $50 million. The Note is secured by a second priority lien on certain of the Company's assets and matures immediately following the repayment of the restructured senior credit facilities. The Note bears interest at the higher of 10% per annum or the rate existing on our senior credit facilities, and contains covenants identical to those contained in our senior credit facilities. The Note also provided for the issuance to WCAS CP III of 7,143 shares of Series B, and
1.5 million warrants at $.01 per share. The number of related warrants outstanding is subject to adjustment based upon the Company's financial performance.

     The proceeds of the Series B transaction and the Note will be used to continue building the Company's telecommunications network, to expand its infrastructure and marketing resources, to make acquisitions, and to provide working capital and for other general corporate purposes.


     Credit Facilities--In 1998, the Company amended and restated its existing $60.0 million revolving credit facility to provide a $30.0 million revolving credit facility and a $30.0 million capital expenditure facility with GE Capital. Borrowings under the GE facilities could be used for working capital and other purposes. The facilities agreement was to expire and amounts outstanding were due in September 2002. Borrowings under the facilities were secured by substantially all of the Company's assets and were to bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate plus 4% or the prime rate plus 3%. The Company was also required to pay a fee of 0.375% per year on the unused commitment. The facilities contained various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends.

     In September 1999, the Company obtained an additional $60.0 million credit facility with Bank of America. Borrowings under the Bank of America facility were to be used to finance segments of the Company's fiber optic network and associated infrastructure. The facility agreement was to expire and amounts outstanding were due in September 2002. Borrowings under the facility were secured by a first security interest in the Company's fiber optic network and associated infrastructure and a secondary interest in substantially all of the Company's assets. Outstanding amounts were to bear interest, at the Company's option, at either the 30-, 60- or 90-day LIBOR rate or the prime rate, plus an applicable margin. This margin varies based on the Company's financial position from 2.0%-3.25% for borrowings under the LIBOR option and from 1.0%-2.25% for borrowings under the prime rate option. The facility contained various financial and administrative covenants with which the Company must comply on a monthly and quarterly basis, including certain restrictions on the payment of dividends.

     Effective March 30, 2001, the Company restructured its existing GE Capital Facilities and its Bank of America Facility. In connection with this restructuring, the Company entered into a new $89 million loan with GE Capital, Bank of America, and Export Development Corporation (the "Loan"), which was fully drawn at closing, notwithstanding certain outstanding letters of credit. The Loan contains a provision to allow its expansion to $100 million if the Company obtains a commitment from an additional lender. The Loan begins quarterly amortization in 2003, and matures on April 30, 2007. The issuance of the Loan was conditioned upon the closing of the Series B preferred stock and the Note discussed above.

     Interest accrues on the Loan, at the Company's option, at either 1-, 2-, 3-, or 6-month reserve-adjusted LIBOR or an Index Rate (the higher of the Prime rate or 50 basis points over the Federal Funds Rate) plus an applicable margin. The applicable margin varies, based upon the Company's financial condition, from 3.50% to 4.50% for LIBOR borrowings and from 2.50% to 3.50% for Index Rate borrowings. The Loan is secured by a first priority lien on all of the Company's assets. The Loan also requires a prepayment penalty of 1% during the first year, and 0% thereafter. The Loan requires compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the Loan contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. The Company is in compliance with these covenants as of March 31, 2001.

Note 3:  Preferred Equity Investments

     Series A Preferred Investment. On December 28, 1999, Welsh, Carson, Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of our Series A preferred stock and warrants to purchase 4,500,000 shares of our common stock for a purchase price of $200.0 million. Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of our common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at our election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts due on our Senior Notes are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of a change in control of BTI Telecom, Inc. or December 28, 2002. The warrants are cancelable in the event we undertake a public offering of our common stock and our stock achieves certain price levels.

      Series B Preferred Investment. In two transactions during the first quarter of 2001, we issued 59,999 shares of Series B preferred stock ("Series B") to existing shareholders at a price of $1,000 per share, providing total proceeds of approximately $60 million. On January 12, 2001 we issued 9,999 shares to our Chairman and Chief Executive Officer (also our majority common shareholder) and 10,000 shares to existing shareholder Welsh, Carson, Anderson and Stowe VIII, L.P. and two affiliated funds (together, "WCAS") to provide interim working capital of approximately $20 million while the remaining transactions were negotiated and closed. On March 30, 2001, we completed the second transaction, in which we issued an additional 40,000 shares of Series B preferred stock to WCAS, also at a price of $1,000 per share, producing total proceeds of $40 million. All shares of Series B have customary anti-dilution protections. The closing of the second transaction was subject to certain conditions, including the restructuring of our senior credit facilities and the issuance of the Senior Secured Note, described above, in order to provide for a fully funded business plan. The Series B terms also require the payment of a $1.0 million financing fee to an affiliate of WCAS.

The terms of the Series B preferred stock also provide for the issuance of 12.6 million warrants to purchase our common stock at a price of $0.01 per share. The number of warrants issued may be reduced to a minimum of 6.6 million, or increased to a maximum of 18.6 million, based upon our attaining certain financial plan objectives on a quarterly basis through the end of 2001. The warrants are exercisable for a period of ten years beginning on January 12, 2001, and are subject to customary anti-dilution provisions.

Each share of Series B stock is convertible into 800 shares of our common stock. The holders are also entitled to dividends equal to the greater of (i) 6% per annum of the original purchase price of $1,000 per share or (ii) the amount of dividends that would have been received during such period had the Series B been converted into shares of our common stock. Such dividends are payable in cash or stock at our election. The Series B shareholders may redeem their shares at a price equal to the higher of the fair market value or liquidation value upon the later of January 12, 2008, or six months after our 10 1/2 % senior notes are refinanced. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid our of the assets of the Company, prior and in reference to common stockholders or any other class or series of capital stock, an amount equal to the greatest of (i) $1,000 per share plus accrued and unpaid dividends thereon, (ii) such amount as would have been payable had the Series B been converted into shares of our common stock immediately prior to such an event and (iii) an amount representing an internal rate of return on the investment of the holders of the Series B of 20%.

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

Note 4: Income Taxes

     For the three month periods ended March 31, 2001 and 2000, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month periods ended March 31, 2001 and 2000. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Note 5: Contingencies

     In April 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. (collectively, "Wachovia"). Wachovia alleged that the Company breached a letter agreement between Wachovia and the Company which provided that Wachovia would receive a placement fee of $10 million in exchange for Wachovia's services as financial advisor. The parties have agreed to a confidential settlement of this matter that includes a dismissal with prejudice of all claims. The full settlement amount, less the amount originally accrued, has been recorded as additional equity transaction costs and therefore had no impact on the Company's earnings.

     Also in April 2000, the Company joined 13 other competing local exchange companies to bring a lawsuit against AT&T and Sprint in federal court in Virginia to collect access charges that the defendants have ordered and accepted pursuant to the Company's lawfully filed tariffs. As of March 31, 2001 AT&T owed the Company approximately $7.4 million and Sprint owed the Company approximately $2.4 million for access services. Proceedings in this case are stayed until July 19, 2001, while the FCC considers two issues that were referred to it by the Court. In response to the Court's referral, in January 2001, AT&T and Sprint filed a formal rate complaint against the Company at the FCC seeking unspecified damages. Because discovery is ongoing, and due to the uncertainties inherent in the complaint process, the Company is unable to predict the outcome of these complaints.

Note 6:  Restructuring Costs

     In March 2001, $10.1 million in restructuring costs were recorded associated with the contraction of the Company's market expansion plans under our current business plan. These costs, in accordance with EITF 94-3, represent the long-term costs of canceling expansion in certain markets, primarily related to local switching infrastructure. The amount recorded consists primarily of the costs associated with long-term leases for unused facilities, net of any sublease income, and restocking fees paid on returned equipment. The remaining liability as of March 31, 2001 is $9.2 million, which is included in accrued expenses on the balance sheet.

     As of March 31, 2001, the following amounts were recorded (in thousands):

                          Activity Three Months Ended
                                 March 31, 2001
------------------------------------------------------------------------
                                         Write-offs/       Balance at
                             Accruals     Payments        March 31, 2001
                          -----------   -----------     ----------------
Severance costs                 66           (66)               -
Restock Fees                   381          (186)              195
Lease exit costs             9,693          (145)            9,548
Leasehold Improvements           -          (535)             (535)
                          ----------    -----------     -------------
Totals                      10,140          (932)            9,208
                          ==========    ===========     =============

Note 7: Other income (expense), net

     For the three months ended March 31, 2000, other income (expense) consisted principally of interest income, offset by an accrual for the full amount of the agreement to settle the lawsuit with Gulf Communications, LLC, including the legal costs to complete this transaction. For the three months ended March
31, 2001, other income (expense) consisted solely of interest income.


       ITEM 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. We believe that our primary risk factors include, but are not limited to: significant capital requirements; high leverage; the ability to service debt; ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in the March 31, 2001 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to our Annual Report on Form 10-K for the year ended December 31, 2000.


Business of the Company

Overview

     BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc. ("BTI"), is a leading facilities-based integrated communications provider, or ICP, in the southeastern United States. We currently offer (1) integrated retail voice services, including local, long distance, paging, AIN applications, operator and other enhanced services; (2) data services, including dial-up and dedicated Internet service, digital subscriber line ("DSL") high-speed Internet access, private line, wholesale fiber capacity, frame relay, ATM, network integration solutions and Website design and development services; and (3) wholesale voice services including switched/dedicated access and prepaid calling card services. As of March 31, 2001, we had 28 sales offices in the southeastern United States.

     We operate long distance switching centers in Atlanta, Dallas, New York, Orlando and Raleigh, and began offering local exchange services in November 1997 primarily on a resale basis. However, we are transitioning customers onto our own facilities and have installed Lucent 5E2000 local switches in Raleigh, Charlotte, Greensboro, Greenville and Wilmington, North Carolina; Charleston, Columbia and Greenville, South Carolina; Knoxville and Nashville, Tennessee; Orlando, Tampa and Jacksonville, Florida; and Atlanta, Georgia. In addition to these local switches, we have co-located digital loop carriers in 79 incumbent local exchange carrier central offices and we have two digital loop carriers in stand-alone locations to provide more cost-effective local services to our business customers. These co-locations also facilitate our data service product offerings, as they allow for more rapid deployment of DSL services. As of March 31, 2001 we had sold approximately 153,500 local access lines, of which 140,700 were in service. Approximately 45% of these lines in service were facilities-based. As of March 31, 2001 we had also sold 1,725 DSL lines, 1,400 of which were in service.

     We operate a fiber optic network, consisting of owned and leased transmission capacity, concentrated in the southeastern United States. In October 1997, we purchased, pursuant to an indefeasible right of use, or IRU, approximately 3,400 route miles of dark fiber from New York to Miami and Atlanta to Nashville on a fiber optic network being constructed by a national provider. As of September 30, 2000, all of this network was operational. We have 22 points-of-presence sites deployed along this fiber route with Nortel OC-48 and DWDM technology to insure sufficient capacity to support our planned growth. We also own over 100 route miles of fiber in North Carolina's Raleigh-Durham-Research Triangle Park area. In March 2001 we completed construction of a 500 mile fiber network from Raleigh, North Carolina to Savannah, Georgia. The completion of this network segment gave us a total of 4,300 miles of fiber optic network in service as of March 31, 2001.

Results of Operations
For the Three Months Ended March 31,  2001 and 2000

   Revenue

     Revenue for the quarter ended March 31, 2001, was $73.3 million, representing an increase of 9.9% as compared to the same period in 2000, when revenue was $66.7 million. This $6.6 million increase is comprised of increases of $5.9 million and $4.9 million in retail integrated voice services revenues and data services, respectively, partially offset by a decrease of $4.2 million in wholesale voice services revenue. During this period, we continued to execute our strategy to diversify our revenue mix, primarily through significant growth in our local and data services, as well as the addition of new product offerings.

     Total retail integrated voice services revenue increased $6.0 million, or 14.6%, from $40.7 million in the first quarter of 2000 to $46.7 million in the first quarter of 2001. Growth of 54% in local service revenue accounted for the increase, combined with a decrease of 4.7% in retail long distance. Retail long distance minutes of usage actually increased 8.5% over the first quarter of 2000, even though retail long distance revenue decreased during the same period, demonstrating the increased demand that continues to be offset by price compression. A portion of this price compression has been strategic in its nature. We have chosen to offer discounts on our long distance products to encourage bundling with local and data products. We continue to experience success in bundling our retail products, as evidenced by the fact that approximately 90% of our new local service customers also purchase our long distance services. Local lines in service increased 46.4% from 96,100 at the end of first quarter of 2000 to approximately 140,700 at the end of the first quarter of 2001. In addition, the local lines in service which are facilities-based increased by 30,000, or 91.0%, from 33,250 at the end of the first quarter of 2000 to approximately 63,500 at the end of the first quarter of 2001.

     Our total data services revenue increased $4.9 million, or 53.7%, from $9.0 million in the first quarter of 2000 to $13.9 million in the first quarter of 2001. Retail data revenue increased 30.0% while wholesale data/private line revenue increased 58.5% during the same period. Also contributing to the increase in data services revenue were the strategic acquisitions of US Datacom and Max Commerce, which provide network integration and management solutions, as well as Web site design and development services, respectively. Strong demand from both retail and wholesale customers for increasing amounts of data services is evident in our revenue growth and our current pending order volume which represents approximately $8.8 million in annual revenue. Additionally, the continued expansion of our network infrastructure allows us to provide a greater percentage of these data services on our network, resulting in improved customer service and higher margins.

     Wholesale voice services revenue decreased $4.2 million, or 24.7%, from $16.9 million in the first quarter of 2000 to $12.7 million in the first quarter of 2001. This decline was due largely to decreased revenue from our prepaid calling card product, which was $4.2 million in the first quarter of 2000 as compared to $0.8 million in the first quarter of 2001. This represents a 79.7% decrease in revenue, which was primarily the result of strategic pricing changes we made to preserve certain minimum margins on this product. Wholesale long distance decreased by $0.8 million for the first quarter of 2001 as compared to the same period in 2000.

Wholesale long distance minutes increased 48.7% during the same period, demonstrating the continuing effects of price compression driven primarily by access charge reform.

   Cost of Services

     Cost of services increased from $41.7 million in the first quarter of 2000 to $44.1 million in the first quarter of 2001. Cost of services, as a percentage, improved from 62.5% of total revenue for the three-month period ended March 31, 2000, to 60.1% for the same period in 2001. Our lower cost of services percentage during the first quarter of 2001 reflects the effects of various improvements in our underlying cost components. These include improved margins on local service as we have installed 4 local switches since the first quarter of 2000 allowing us to continue to migrate customers onto our own facilities. With our ongoing investment in local switching infrastructure, we increased the on-net percentage of local lines from 34% in the first quarter of 2000 to 45% in the first quarter of 2001.

     Expansion of our fiber optic network, the continuing effect of access charge reform and rate decreases from our underlying service providers have also improved margin percentages. In addition to increasing revenue from capacity sales to other telecommunication providers, our fiber optic network provides for cost savings throughout our network by reducing payments we make to other carriers for the use of their transport facilities. At March 31, 2001, we had deployed approximately 4,300 miles of fiber optic network, an increase of approximately 1,200 miles over the same period in 2000. In addition, we had installed 24 frame relay switches within our fiber optic network at March 31, 2001, as compared to 16 at March 31, 2000 allowing us to provide a greater percentage of data services on our own network.

     As a result of the growth of our fiber optic network and other infrastructure, we are able to offer a bundled suite of products, which combines lower long distance rates with facilities-based local service. Overall gross margins on customers purchasing our bundled suite of products are maintained or improved over customers purchasing individual or non-bundled products despite a lower rate per minute for long distance. These improved margins are achieved because we avoid access charges on long distance calls placed by our customers and have the ability to bill other telecommunication carriers access charges for the use of our local network. In addition, we are able to bundle higher margin data products with our other services, further diversifying our revenue mix and increasing our overall margins.


   Selling, General and Administrative Expenses

     Selling, general and administrative, or SG&A, expenses in the first quarter of 2001 were $29.6 million, or 40.4% of revenue, as compared to $26.4 million, or 39.6% of revenue, for the same period in 2000. The increase in the amount of our selling, general and administrative expenses was largely attributable to the significant investment in human resources and increased marketing and advertising efforts associated with the expansion of our sales offices, local and data services and deployment of additional fiber optic network. During 2000, we opened new sales offices and operations centers, which increased marketing, sales personnel and other associated costs prior to the generation of significant revenue. In addition, the introduction of new data services, such as DSL and frame relay, create significant advance marketing and sales costs to insure the successful launch of these products. Our larger infrastructure creates more demand for personnel, and the need for more qualified, technically advanced personnel is rising as we sell and service more technically advanced products. These increases in selling, general and administrative expenses as a percent of revenue are intended to provide us with the ability to expand into new markets, maximize customer retention and provide for continuing growth.

     During the fourth quarter of 2000, we implemented a plan of enhanced spending controls to improve our overall operational efficiency, and more effectively leverage our existing administrative infrastructure. In addition, consistent with the cancellation of certain market expansion projects, we also implemented strategic workforce reductions during the first quarter to facilitate improvement in our SG&A as a percentage of revenue. These reductions have resulted in a decrease in SG&A expenses from the fourth quarter of 2000 to the first quarter of 2001.

     Depreciation and amortization was $10.5 million for the three months ended March 31, 2001, representing an increase of 47.0% over the same period in the previous year. The increase was primarily attributable to capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

     As discussed in Note 5, in accordance with EITF 94-3, $10.1 million in restructuring costs were recorded associated with the contraction of our market expansion plans under our current business plan.


   Other Income (Expense)

     Interest expense was $8.7 million for the three month period ended March 31, 2001, compared to $7.5 million in the same period of the previous year. The $1.2 million increase was due to increased borrowings outstanding under our credit facilities during the first quarter of 2001 as compared to the same period of 2000.

     Interest income decreased for the three-month period ended March 31, 2001, compared to the same period of the previous year. The sale of $200 million redeemable preferred stock in December 1999 resulted in a higher cash balance in the first quarter of 2000 compared to the same period in 2001.

   EBITDA

     EBITDA consists of income (loss) before interest, income taxes depreciation, amortization, restructuring charges, other non-cash charges, and certain non-recurring items included in other income/expense. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

     Our EBITDA loss for the three months ended March 31, 2001 was $0.3 million as compared to a $1.3 million EBITDA loss for the same period in 2000. The increase in EBITDA was attributable to a 9.9% increase in revenue offset by a 5.7% increase in cost of services as well as a 12.2% increase in SG&A for the three months ended March 31, 2001 over the same period in 2000. The increase in our selling, general and administrative expenses is due to our growth initiatives and expansion of new products and services during 2000.


Income Taxes

     We generated net losses for the three month periods ended March 31, 2001 and 2000. Based upon management's plans to expand the business through the construction and expansion of our networks, customer base and product offerings, this trend is expected to continue. Given these circumstances, we have established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three month periods ended March 31, 2001 and 2000. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.


Liquidity and Capital Resources

   Review of Cash Flow Activity

     We have funded our operations and growth primarily from borrowings, proceeds from the sale of our redeemable preferred stock and operating cash flows. During the first three months of 2001 we used $28.5 million for operating activities as compared to $19.8 million in the same period in 2000. The primary cause of this change was the net loss of $29.6 million experienced during the first three months of 2001 compared to the net loss of $17.4 million in the same period of 2000. Additionally, in the first quarter of 2001, we had an increase in accounts receivable of $7.7 million offset by an increase in advance billings and other liabilities of $9.1 million. Increases in accounts receivable, advance billings and other liabilities are primarily the result of dark fiber IRU sales and the increased sales of local and data services.

     Cash used for investing activities during the first three months of 2001 was $15.3 million compared to $18.0 million in the first three months of 2000. The net investment in capital expenditures was $9.9 million and $29.2 million during the three-month periods ended March 31, 2001 and 2000, respectively. These investments were primarily related to the deployment of fiber optic network and purchases of equipment for the continuing development of our facilities-based local exchange services. Cash used for restricted investments was increased in part by the provision of $3.0 million of cash for the three months ended March 31, 2001 to collaterize outstanding letters of credit, and was offset in part by the reduction in restricted cash resulting from the use of $12.8 million to fund the interest payments on the 10 1/2% Senior Notes for the three month period ended March 31, 2000.

     Cash provided by financing activities in the first three months of 2001 was $108.7 million compared to cash used in financing activities of $0.1 million in the first three months of 2000. During the three months ended March 31, 2001, we received net proceeds of $46.2 and $66.0 million from the senior secured note issuance and Series B Preferred investment, respectively, described below.


   Debt

     10 1/2% Senior Notes. On September 22, 1997, we issued $250.0 million principal amount of 10 1/2% Senior Notes (the "Senior Notes") due 2007. Interest on the Senior Notes is payable semiannually, on March 15 and September 15.

     The Senior Notes are unsubordinated indebtedness equal in right of payment with all of our existing and future unsubordinated indebtedness. Approximately $74.1 million of the net proceeds from the sale of the Senior Notes was used to purchase U.S. government securities to secure and fund the first six interest payments on the Senior Notes through the September 15, 2000 payment. The Senior Notes will mature on September 15, 2007.

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

     Senior Secured Note. Concurrent with the closing of the Series B Preferred Investment (described below), we also issued a Senior Secured Note (the "Note") to WCAS CPIII in the amount of $50 million. The Note is secured by a second priority lien on certain of our assets and the stock of our operating subsidiary, and matures immediately following the repayment of the restructured senior credit facilities. The Note bears interest at the higher of 10% per annum or the rate existing on our senior credit facilities, and contains covenants identical to those contained in our senior credit facilities. The Note also provided for the issuance to WCAS CP III of 7,143 shares of Series B preferred stock, and 1.5 million warrants to purchase our Series B preferred stock at $.01 per share and has terms identical to the Series B warrants described below.

The proceeds of the Series B transaction and the Note will be used to continue building our telecommunications network, to expand our infrastructure and marketing resources, to make acquisitions, to provide working capital and for other general corporate purposes.

     Restructured Credit Facility. Effective March 30, 2001, we restructured our existing GE Capital Facilities and our Bank of America Facility. In connection with this restructuring, we entered into a new $89 million loan with GE Capital, Bank of America, and Export Development Corporation (the "Loan"), which was fully drawn at closing, notwithstanding certain outstanding letters of credit. The Loan contains a provision to allow its expansion to $100 million if we obtain a commitment from an additional lender. The Loan begins quarterly amortization in 2003, and matures on April 30, 2007. The issuance of the Loan was conditioned upon the closing of the Series B preferred stock and the Note discussed above.

     Interest accrues on the Loan, at our option, at either 1-, 2-, 3-, or 6-month reserve-adjusted LIBOR or an Index Rate (the higher of the prime rate or 50 basis points over the Federal Funds Rate) plus an applicable margin. The applicable margin varies, based upon our financial condition, from 3.50% to 4.50% for LIBOR borrowings and from 2.50% to 3.50% for Index Rate borrowings. The Loan is secured by a first priority lien on all of our assets and requires a prepayment penalty of 1% during the first year. The Loan requires our compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the Loan contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are currently in compliance with these covenants, but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

     On January 12, 2001, Standard & Poor's ("S&P") lowed our corporate credit rating from B to CCC+ and our senior unsecured long term debt rating from B to CCC-. This rating action reflected concerns regarding our near-term liquidity, since we did not yet have the funding required to support our business plan. S&P indicated that our ratings remain on CreditWatch and that further adjustments were likely if additional funding was not obtained in the very near term. S&P also adjusted the rating on our senior secured credit facilities from B+ to B-. Subsequent to this announcement, we closed debt and equity transactions providing total additional capital of $110 million during the first quarter of 2001.

     On January 18, 2001, Moody's Investors Service ("Moody's") adjusted the rating on our $250 million 10 1/2% Senior Notes and our issuer rating from B3 to Caal, reflecting concerns similar to those cited by S&P regarding our constrained liquidity situation. Moody's indicated that, given our recent EBITDA losses and projected capital expenditures, they were concerned that our January sale of $20 million of Series B preferred stock did not provide sufficient capital to fund our business plan for 2001. Moody's also adjusted the rating on our senior secured credit facilities from B2 to B1, and advised that all ratings had been placed on review for possible further adjustment. On March 30, 2001, we closed debt and equity transactions providing $90 million of capital in addition to the $20 million secured in January 2001.



   Preferred Equity Investments

     Series A Preferred Stock. On December 28, 1999, Welsh, Carson,
Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of our Series A preferred stock and warrants to purchase 4,500,000 shares of our common stock for a purchase price of $200.0 million. Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of our common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at our election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts due on our Senior Notes are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of a change in control of BTI Telecom, Corp. or December 28, 2002. The warrants are cancelable in the event we undertake a public offering of our common stock and our stock achieves certain price levels.

     Series B Preferred Stock. In two transactions during the first quarter of 2001, we issued 59,999 shares of Series B preferred stock ("Series B") to existing shareholders at a price of $1,000 per share, providing total proceeds of approximately $60 million. On January 12, 2001 we issued 9,999 shares to our Chairman and Chief Executive Officer (also our majority common shareholder) and 10,000 shares to WCAS to provide interim working capital of approximately $20 million while the remaining transactions were negotiated and closed. On March 30, 2001, we completed the second transaction, in which we issued an additional 40,000 shares of Series B preferred stock to WCAS, also at a price of $1,000 per share, producing total gross proceeds of $40 million. All shares of Series B have customary anti-dilution protections. The closing of the second transaction was subject to certain conditions, including the restructuring of our senior credit facilities and the issuance of the Note, described above, in order to provide for a fully funded business plan. The Series B terms also required the payment of a $1.0 million financing fee to an affiliate of WCAS.

     The terms of the Series B preferred stock also provide for the issuance of warrants to purchase 12.6 million shares of our common stock at a price of $0.01 per share. The number of warrants issued may be reduced to a minimum of 6.6 million, or increased to a maximum of 18.6 million, based upon our attaining certain financial plan objectives on a quarterly basis through the end of 2001. The warrants are exercisable for a period of ten years beginning on January 12, 2001, and are subject to customary anti-dilution provisions.

Each share of Series B stock is convertible into 800 shares of our common stock. The holders are also entitled to dividends equal to the greater of (i) 6% per annum of the original purchase price of $1,000 per share or (ii) the amount of dividends that would have been received during such period had the Series B been converted into shares of our common stock. Such dividends are payable in cash or stock at our election. The Series B shareholders may redeem their shares at a price equal to the higher of the fair market value or liquidation value upon the later of January 12, 2008, or six months after our 10 1/2 % senior notes are refinanced. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid out of the assets of the Company, prior and in preference to common stockholders or any other class or series of capital stock, an amount equal to the greatest of (i) $1,000 per share plus accrued and unpaid dividends thereon, (ii) such amount as would have been payable had the Series B been converted into shares of our common stock immediately prior to such an event and
(iii) an amount representing an internal rate of return on the investment of the holders of the Series B of 20%.

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


   Net Capital Spending

     We incurred net capital expenditures of $9.9 million during the three months ended March 31, 2001, primarily related to our fiber optic network and our competitive local exchange carrier (CLEC) operations. We spent $29.2 million on net capital expenditures during the same period in 2000. Based on our current business plan and the availability of future financings, we do not expect total capital expenditures to exceed $20 million for 2001 and 2002. Capital expenditures include the projected costs of:

         o expanding the capacity of our fiber optic network to meet customer demand

         o expanding our local service infrastructure consistent with access line growth; and

         o    enhancing our data service offerings.

     The actual amount and timing of our capital requirements might differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the telecommunications industry. We believe that cash on hand, borrowings expected to be available under the Loan and the Note, and cash flow from operations will be sufficient to expand our business as currently planned. In the event our plans change or our forecasts prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our planned growth and operations. We might also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or in the event we decide to make additional acquisitions, reacquire certain of our outstanding securities, or enter into joint ventures and strategic alliances. Sources of additional capital may include public and private debt equity offerings, subject to compliance with the provisions in the indenture governing the 10 1/2% Senior Notes, the Loan, the Note, and the Series A and B preferred stock. Additional financing might not be available to us, or might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements.

Effects of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of all derivatives on our consolidated balance sheet at fair value. SFAS 133, as amended by SFAS 138, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133, as amended, had no effect on our results of operations or financial position as we do not have derivative instruments at March 31, 2001.

     Effective January 1, 2000 we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, we recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, we began recognizing installation revenue and related costs over the average contract period. The adoption of SAB 101 did not have a material impact on our results of operations or financial position.



       ITEM 3 -- Quantitative and Qualitative Disclosure About Market Risk Interest Rate Risk

     Our investments are limited primarily to U.S. Treasury securities, certain time deposits, and high-quality repurchase agreements and commercial paper (with restrictions on the rating of the companies issuing these instruments). We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on any of our investments.

     The majority of our debt is represented by the $250 million Senior Notes, which bear interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the Note and the Loan, which bear interest at variable rates based upon market conditions and our financial position. As of March 31, 2001, borrowings under the Loan were $139.5 million. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in the next twelve months, our interest expense would increase or decrease approximately $1.4 million for the next twelve months. Management believes that this debt does not currently create a significant amount of interest rate risk and, as such, has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate our business risk, and we might enter into hedging transactions if conditions warrant.

                          PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings

     The Company is subject to various legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company.

     In April 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. (collectively, "Wachovia"). Wachovia alleged that the Company breached a letter agreement between Wachovia and the Company which provided that Wachovia would receive a placement fee of $10 million in exchange for Wachovia's services as financial advisor. The parties have agreed to a confidential settlement of this matter that includes a dismissal with prejudice of all claims. The full settlement amount, less the amount originally accrued, has been recorded as additional equity transaction costs and therefore had no impact on the Company's earnings.

     Also in April 2000, the Company joined 13 other competing local exchange companies to bring a lawsuit against AT&T and Sprint in federal court in Virginia to collect access charges that the defendants have ordered and accepted pursuant to the Company's lawfully filed tariffs. As of March 31, 2001 AT&T owed the Company approximately $7.4 million and Sprint owed the Company approximately $2.4 million for access services. Proceedings in this case are stayed until July 19, 2001, while the FCC considers two issues that were referred to it by the Court. In response to the Court's referral, in January 2001, AT&T and Sprint filed a formal rate complaint against the Company at the FCC seeking unspecified damages. Because discovery is ongoing, and due to the uncertainties inherent in the complaint process, the Company is unable to predict the outcome of these complaints.

     Except as described above, we are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.


ITEM 2 -- Changes in Securities and Use of Proceeds

     As of March 31, 2001, an aggregate of 92,542,370 shares of common stock was outstanding, 92,397,661 of which was held by our founder, Peter T. Loftin, and the remainder of which was held by one entity and four individuals. At March 31, 2001, Welsh Carson Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS") held all of the 200,000 outstanding shares of our Series A preferred stock. The Series A preferred stock is convertible into shares of our common stock at any time at the election of WCAS. The conversion rate is 116.959 shares of common stock for every share of Series A preferred stock, subject to adjustment for certain dilutive issuances of our common stock.

     In a series of transactions during the first quarter of 2001, we issued 67,142 shares of Series B preferred stock, warrants to purchase common stock and a Senior Secured Note in the aggregate principal amount of $50.0 million, the details of which transactions are set forth under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." 57,143 shares of the Series B preferred stock were issued to WCAS and 9,999 shares were issued to Mr. Loftin. There is no established public trading market for our Series B preferred stock. The Series B preferred stock is convertible into shares of our common stock. The conversion rate is 800 shares of common stock for every share of Series B preferred stock, subject to adjustment for certain dilutive issuances of our common stock.

     For the three months ended March 31, 2001, we granted no options to purchase shares of our common stock. In January 2001, we issued an aggregate of 1,334 shares of common stock upon the exercise of stock options with an exercise price of $3.00 per share.

ITEM 4 --

ITEM 6 -- Exhibits and Reports on Form 8-K

     A report on Form 8-K was filed on January 31, 2001 to report the investment of an aggregate $20.0 million in the Company by WCAS and Peter T. Loftin.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BTI TELECOM CORP
                                 -----------------------------------------------
                                           (Registrant)

Dated: May 15, 2001

                                 By:              /s/ BRIAN BRANSON
                                     -------------------------------------------
                                                    Brian Branson
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)