Form 10-Q
period 2001-06-30
BTI TELECOM CORP
filed 2001-08-14
CIK 1050524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2001

                                       or

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

No Par Value Common Stock                92,489,582 shares as of August 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BTI TELECOM CORP.

                                   FORM 10-Q

                                     INDEX

                                                                      Page
                                                                     Number
                                                                     ------
 Part I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31, 2000 and
          June 30, 2001 (unaudited)...............................      3

          Consolidated Statements of Operations for the three and
          six months ended June 30, 2000 and 2001 (unaudited).....      4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and 2001 (unaudited)................      5

          Notes to Consolidated Financial Statements..............      6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................     12

 Item 3.  Quantitative and Qualitative Disclosure About Market
          Risk....................................................     23

 Part II. OTHER INFORMATION

 Item 1.  Legal Proceedings.......................................     24

 Item 2.  Changes in Securities and Use of Proceeds...............     24

 Item 6.  Exhibits and Reports on Form 8-K........................     24

 Signatures........................................................    25

                               BTI TELECOM CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                        December 31,  June 30,
                                                            2000        2001
                                                        ------------ -----------
                                                                     (Unaudited)
                        Assets
Current assets:
  Cash and cash equivalents...........................   $   5,570    $  48,026
  Restricted cash.....................................         --         3,005
  Accounts receivable, net............................      45,296       43,819
  Accounts and notes receivable from related parties..         790          838
  Other current assets................................       2,602        2,937
                                                         ---------    ---------
    Total current assets..............................      54,258       98,625
Property, plant and equipment:
  Property, plant and equipment.......................     296,269      359,136
  Construction in progress............................      54,330          --
  Less: accumulated depreciation......................      72,950       89,027
                                                         ---------    ---------
    Total property, plant and equipment...............     277,649      270,109
  Other assets, net...................................      25,455       27,932
                                                         ---------    ---------
    Total assets......................................   $ 357,362    $ 396,666
                                                         =========    =========

     Liabilities, redeemable preferred stock and
                 shareholders' deficit
Current liabilities:
  Accounts payable....................................   $  95,584    $  61,072
  Accrued expenses....................................       5,520       20,425
  Accrued interest....................................       8,711        9,498
  Current portion of long-term debt...................       9,450        2,059
  Advance billings and other liabilities..............      11,469       30,327
                                                         ---------    ---------
    Total current liabilities.........................     130,734      123,381
  Long-term debt......................................     328,918      390,415
  Other long-term liabilities.........................       1,468        1,351
                                                         ---------    ---------
    Total liabilities.................................     461,120      515,147
Redeemable preferred stock, $.01 par value, authorized
 10,000,000 shares:
  Series A redeemable convertible preferred stock,
   200,000 shares issued and outstanding in 2000 and
   2001 (aggregate liquidation preference of $212,000
   and $218,000 in 2000 and 2001, respectively).......     204,198      210,846
  Series B redeemable convertible preferred stock, 0
   and 67,142 shares issued and outstanding in 2000
   and 2001, respectively (aggregate liquidation
   preference of $61,007 in 2001).....................         --        59,796
Shareholders' deficit:
  Common stock, no par value, authorized 500,000,000
   shares, 92,542,036 and 92,489,294 shares issued and
   outstanding in 2000 and 2001, respectively.........       3,411        2,494
  Common stock warrants...............................      27,000       34,304
  Unearned compensation...............................        (852)        (264)
  Accumulated deficit.................................    (337,515)    (425,657)
                                                         ---------    ---------
    Total shareholders' deficit.......................    (307,956)    (389,123)
                                                         ---------    ---------
Total liabilities, redeemable preferred stock and
 shareholders' deficit................................   $ 357,362    $ 396,666
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        2000       2001       2000      2001
                                      ---------  ---------  --------  --------
Revenue.............................. $  64,631  $  74,632  $131,308  $146,553
Cost of services.....................    39,741     47,926    81,396    91,744
                                      ---------  ---------  --------  --------
  Gross profit.......................    24,890     26,706    49,912    54,809
Selling, general and administrative
 expenses............................    27,293     35,264    53,700    64,295
Depreciation and amortization........     8,147     11,350    15,295    21,767
Restructuring charge.................       --       3,665       --     13,805
Other non-recurring charges..........       --       9,880       --      9,880
                                      ---------  ---------  --------  --------
Loss from continuing operations......   (10,550)   (33,453)  (19,083)  (54,938)
Discontinued Operations:
Loss from operations of discontinued
 divisions...........................       --        (527)      --     (1,071)
Loss on disposal of discontinued
 divisions including provision of
 $1,077 for operating losses during
 phase-out period....................       --      (4,558)      --     (4,558)
Other income (expense):
  Interest expense...................    (7,514)   (11,533)  (15,061)  (20,270)
  Other income (expense), net........       628        411      (737)      562
                                      ---------  ---------  --------  --------
Net loss.............................   (17,436)   (49,660)  (34,881)  (80,275)
Dividend on preferred stock..........    (3,000)    (4,007)   (6,000)   (7,007)
                                      ---------  ---------  --------  --------
Net loss applicable to common
 shareholders........................ $ (20,436) $ (53,667) $(40,881) $(87,282)
                                      =========  =========  ========  ========
Basic and diluted loss per share:
Continuing operations: .............. $   (0.22) $   (0.52) $  (0.44) $   (.88)
                                      =========  =========  ========  ========
Discontinued operations: ............ $   (0.00) $   (0.06) $  (0.00) $   (.06)
                                      =========  =========  ========  ========
Net loss per share: ................. $   (0.22) $   (0.58) $  (0.44) $   (.94)
                                      =========  =========  ========  ========
Basic and diluted weighted average
 shares outstanding..................    92,471     92,547    92,471    92,547
                                      =========  =========  ========  ========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                           ------------------
                                                             2000      2001
                                                           --------  --------
Operating Activities:
Net loss.................................................. $(34,881) $(80,275)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation............................................   12,754    18,201
  Amortization............................................    2,541     3,566
  Non-cash compensation related to stock options..........       78       125
  Loss on disposal of company's discontinued operations...      --      4,558
  Changes in operating assets and liabilities:
    Accounts receivable...................................   (3,741)      617
    Accounts and notes receivable from related parties....        5       (48)
    Other assets..........................................   (1,233)     (475)
    Accounts payable and accrued expenses.................   (8,883)  (20,534)
    Accrued interest expense..............................     (201)      787
    Advance billings and other liabilities................    2,456    18,832
                                                           --------  --------
Net cash used in operating activities.....................  (31,105)  (54,646)

Investing Activities:
  Change in restricted cash...............................   15,313    (3,005)
  Purchases of property, plant and equipment, net.........  (69,634)  (10,854)
  Purchase of other assets................................   (2,875)   (5,012)
  Acquisitions, net of cash acquired......................   (3,845)      --
                                                           --------  --------
Net cash used in investing activities.....................  (61,041)  (18,871)

Financing Activities:
  Net proceeds from long-term borrowings..................   11,696    54,107
  Increase in deferred financing costs and other assets...     (101)   (4,014)
  Additional issuance costs of redeemable preferred
   stock..................................................      (63)      --
  Issuance of common stock related to options exercised...      --          4
  Proceeds from issuance of redeemable preferred stock,
   net....................................................      --     65,876
                                                           --------  --------
Net cash provided by financing activities.................   11,532   115,973
                                                           --------  --------
(Decrease) increase in cash and cash equivalents..........  (80,614)   42,456
Cash and cash equivalents at beginning of period..........   86,149     5,570
                                                           --------  --------
Cash and cash equivalents at end of period................ $  5,535  $ 48,026
                                                           ========  ========

Supplemental disclosure of cash flow information:
Cash paid for interest.................................... $ 15,456  $ 20,318
                                                           ========  ========

          See accompanying notes to consolidated financial statements.

                               BTI TELECOM CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 2001 (Unaudited)

Note 1: The Company and Significant Accounting Policies

 Basis of Presentation

   The consolidated financial information includes the accounts of BTI Telecom Corp. and its wholly owned subsidiaries (the "Company" or "BTITC") after elimination of intercompany transactions. The consolidated interim financial statements of BTITC included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature, notwithstanding the restructuring charge, charge for discontinued operations and other non-recurring charges for the period ended June 30, 2001) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for any other period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

   Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation.

 Property, Plant and Equipment

   Interest costs associated with construction of capital assets, primarily fiber optic network and switching facilities, are capitalized. The total amount capitalized for the six-month periods ended June 30, 2001 and 2000 was $0.8 million and $0.2 million, respectively.

   Costs associated with the construction of the fiber optic network are classified as "Construction in Progress" in the accompanying consolidated balance sheets. As segments of the network have been completed, these costs have been transferred into service and depreciated over their useful lives.

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

                               BTI TELECOM CORP.

the incurrence of additional indebtedness and payment of dividends under circumstances specified in the indenture governing the Senior Notes.

   Senior Secured Note--Concurrent with the March 31, 2001 Series B transaction described below, the Company's operating subsidiary issued a Senior Secured Note (the "Note") to WCAS Capital Partners III, L.P. in the amount of $50.0 million. The Note, which is guaranteed by BTI Telecom Corp. and its other subsidiaries, is secured by a second priority lien on certain of the Company's assets and the stock of the Company's operating subsidiary, and matures immediately following the repayment of the restructured senior bank facilities. The Note bears interest at the higher of 10% per annum or the rate existing on the Company's senior bank facilities, and contains covenants similar to those contained in the Company's senior bank facilities. In connection with this Note financing, the Company also issued WCAS Capital Partners III, L.P. 7,143 shares of the Company's Series B preferred stock, and a warrant to purchase 1.5 million shares of the Company's common stock at $0.01 per share. The number of shares issuable pursuant to this warrant was subject to being reduced to a minimum of 785,715, or increased to a maximum of 2,214,285, based upon the Company's attaining financial plan objectives on a quarterly basis through the end of 2001. As of June 30, 2001 the number of shares issuable pursuant to this warrant was increased to 1,785,714 pursuant to these provisions.

   The proceeds of the Series B transactions and the Note are being used to build the Company's telecommunications network based upon customer demand, to expand the Company's infrastructure, to provide working capital and for other general corporate purposes.

   Restructured Credit Facilities--Effective March 30, 2001, the Company restructured its existing GE Capital Facilities and its Bank of America Facility. In connection with this restructuring, the Company entered into a new $89 million loan with GE Capital Corporation, Bank of America, and Export Development Corporation (the "Loan"), which was fully drawn at closing, notwithstanding certain outstanding letters of credit. The Loan contains a provision to allow its expansion to $100 million if the Company obtains a commitment from an additional lender. The Loan begins quarterly amortization in 2003, and matures on April 30, 2007. The issuance of the Loan was conditioned upon the closing of the Company's March 30, 2001 Series B preferred stock and Note financings.

   Interest accrues on the Loan, at the Company's option, at either 1,2,3, or 6 month reserve-adjusted LIBOR or an index rate (the higher of the prime rate or 50 basis points over the Federal Funds Rate) plus an applicable margin. The applicable margin varies, based upon the Company's financial condition, from 3.50% to 4.50% for LIBOR borrowings and from 2.50% to 3.50% for index rate borrowings. The Loan is secured by a first priority lien on all of the Company's assets and a pledge of the stock of its operating subsidiary. The Loan also requires a prepayment penalty of 1% during the first year. The Loan requires the Company's compliance with various financial and administrative covenants, including, among others, covenants limiting the Company's ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the Loan contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. The Company was in compliance with these covenants as of June 30, 2001.

   Vendor Financing--During the second quarter of 2001, the Company entered into arrangements with two vendors to finance certain outstanding amounts payable for equipment and construction services. Effective April 12, 2001, the Company entered into an unsecured note payable to Alcatel USA for $5.5 million (the "Alcatel Note"), which represented the net balance remaining associated with purchases of network equipment. The Alcatel Note is payable in 24 equal monthly installments beginning on May 13, 2001, and bears interest at

                               BTI TELECOM CORP.

12% per annum. The Alcatel Note is cross-defaulted with the Company's other significant borrowing agreements, including the Loan and the Note. The balance of the Alcatel Note was $4.1 million, $2.0 million of which was current, as of June 30, 2001.

   On May 8, 2001 the Company entered into an unsecured note payable to P&H, Inc. for $7.1 million (the "P&H Note"), which represented outstanding amounts for fiber network construction services. The P&H Note bears interest at 8.75% per annum, payable monthly beginning June 1, 2001, and is payable on demand made on or after April 30, 2006. In addition, upon election by the holder, the P&H Note is convertible into shares of the Company's common stock in the event the Company undertakes a public offering of its common stock. The balance of the P&H Note was $7.1 million at June 30, 2001.

Note 3: Preferred Equity Investments

   Series A Preferred. On December 28, 1999, Welsh, Carson, Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of the Company's Series A preferred stock and warrants to purchase 4,500,000 shares of the Company's common stock for a purchase price of $200.0 million. Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of the Company's common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at the Company's election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts due on the Company's Senior Notes are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of a change in control of BTI Telecom Corp. or December 28, 2002. The warrants are cancelable in the event the Company undertakes a public offering of the Company's common stock and the Company's stock achieves certain price levels.

   Series B Preferred. In two transactions during the first quarter of 2001, the Company issued an aggregate 59,999 shares of Series B preferred stock ("Series B") to existing shareholders at a price of $1,000 per share, providing total proceeds of approximately $60.0 million. In the first transaction, which closed on January 12, 2001, the Company issued 9,999 shares of Series B to the Company's Chairman and Chief Executive Officer (also the Company's majority common shareholder) and 10,000 shares of Series B to existing shareholder WCAS to provide interim working capital of approximately $20.0 million. On March 30, 2001, the Company completed the second transaction, in which the Company issued an additional 40,000 shares of Series B to WCAS, also at a price of $1,000 per share, producing total proceeds of $40.0 million. All shares of Series B have customary anti-dilution protections. The closing of the second transaction was subject to certain conditions, including the restructuring of the Company's senior credit facilities and the issuance of the Senior Secured Note, described above. The terms of the Series B financing also required the payment of a $1.0 million financing fee to WCAS.

   In connection with the Series B transactions described above, the Company also issued warrants to purchase an aggregate of 12.6 million shares of the Company's common stock at a price of $0.01 per share. The number of shares issuable pursuant to these warrants was subject to being reduced to a minimum of 6.6 million, or increased to a maximum of 18.6 million, based upon the Company attaining certain financial plan objectives on a quarterly basis through the end of 2001. As of June 30, 2001 the 12.6 million warrants originally issued was increased to 15.0 million pursuant to these provisions. The warrants are exercisable for a period of ten years beginning on January 12, 2001, and are subject to customary anti-dilution provisions.

                               BTI TELECOM CORP.

   Each share of Series B is initially convertible into 800 shares of the Company's common stock. The holders of Series B are also entitled to dividends equal to the greater of (1) 6% per annum of the original purchase price of $1,000 per share or (2) the amount of dividends that would have been received during such period had the Series B been converted into shares of the Company's common stock. Such dividends are payable in cash or stock at the Company's election. The Series B shareholders may redeem their shares at a price equal to the higher of the fair market value or liquidation value upon the later of January 12, 2008, or six months after the Company's 10 1/2% Senior Notes are refinanced. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid out of the assets of the Company, prior and in preference to common stockholders or any other class or series of capital stock, an amount equal to the greatest of (1) $1,000 per share plus accrued and unpaid dividends thereon, (2) such amount as would have been payable had the Series B been converted into shares of the Company's common stock immediately prior to such an event and (3) an amount representing an internal rate of return on the investment of the holders of the Series B of 20%. The terms of the Company's Series A preferred stock were also amended in connection with the Series B financing to include similar provisions ensuring holders receive at least a 20% internal rate of return upon liquidation, dissolution or winding up.

   The Series B agreements also contains governance provisions whereby WCAS representatives will constitute a majority of the Company's Board of Directors until such time as their equity ownership falls below a specified minimum level. In addition, Peter Loftin entered into an agreement to vote his common stock in favor of any action approved by the Board of Directors. The Series B terms also provide that certain types of transactions require approval from holders of a majority of the Series B. The holders of a majority of the Company's Series A and Series B shares may also direct the Company's Board of Directors to effect a sale of the Company after December 31, 2002, or sooner, if the Company fails to meet financial performance objectives.

Note 4: Income Taxes

   For the three-month and six-month periods ended June 30, 2001 and 2000, the Company generated net losses. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three-month and six-month periods ended June 30, 2001 and 2000. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Note 5: Restructuring Costs

   In March 2001, the Company recorded $10.1 million in restructuring costs associated with the contraction of the Company's market expansion plans. These costs, in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", represent the long-term costs of canceling the Company's expansion, primarily local switching infrastructure, in some markets. In June 2001, the Company recorded an additional $3.7 million in restructuring costs to reflect further adjustments to the Company's business plan. The amounts recorded consist of the costs associated with long-term leases for unused facilities, net of any sublease income, as well as the cancellation of colocations and other fiber expansions, restocking fees paid on returned equipment and employee severance costs. The remaining liability as of June 30, 2001 was $10.5 million, which is included in accrued expenses on the balance sheet.

                               BTI TELECOM CORP.

   As of June 30, 2001, the following amounts were recorded (in thousands):

                Activity For the Six Months Ended June 30, 2001

                                                     Write-offs/  Balance at
                                            Accruals  Payments   June 30, 2001
                                            -------- ----------- -------------
     Severance costs....................... $   617    $  484       $   133
     Restocking fees.......................     381       215           166
     Lease exit costs......................  10,440       941         9,499
     Sale/decommissioning of
      infrastructure.......................   2,367     1,642           725
                                            -------    ------       -------
       Totals.............................. $13,805    $3,282       $10,523
                                            =======    ======       =======

Note 6: Other income (expense), net

   For the six months ended June 30, 2000, other income (expense) consisted principally of interest income, offset by an accrual for the full amount of the agreement to settle the lawsuit with Gulf Communications, LLC, including the legal costs to complete this transaction. For the six months ended June 30, 2001, other income (expense) consisted solely of interest income.

Note 7: Bad Debt Expense

   During the first half of 2001 (and particularly concentrated in the second quarter), the Company experienced an unusual number of bankruptcy filings and insolvencies within its wholesale customer base, resulting in uncollectible balances. In light of these failures, and the general economic environment, the Company has increased its bad debt reserves by $6.0 million during the second quarter of 2001, primarily related to the Company's wholesale business. The total increase in reserves was $9.9 million, from $3.9 million as of June 30, 2000 to $13.8 million as of June 30, 2001. Bad debt expense is included in Selling, General and Administrative expenses on the Consolidated Statement of Operations.

Note 8: Other Non-Recurring Charges

   During the second quarter of 2001, the Company also recorded a total of $9.9 million of Other Non-recurring Charges. These charges, as described below, are principally comprised of adjustments made to existing receivables for access charges and changes in the Company's cost structure related to the underlying access charges which the Company pays to other local exchange companies.

   The Company records revenue for access charges billed to interexchange carriers for the origination and termination of their long distance calls over the Company's local network. A significant portion of the Company's historical billings were being disputed by these carriers, and the Company was vigorously pursuing collection of these balances through litigation. As a component of this process, the FCC issued an unfavorable ruling in the second quarter of 2001 which significantly reduced the rates the Company had billed for these services. As a result, the Company recorded a one-time adjustment of $6.2 million to these receivables to reflect the net amount the Company estimates will be collected.

   The Company also bills other local exchange carriers for the local calls that the Company originates or terminates on their behalf over the Company's network. As a result of ongoing disputes related to these billings, the Company has also recorded an adjustment of $0.9 million to the related receivables given the inherent uncertainty associated with resolving the related disputes.

                               BTI TELECOM CORP.

   In addition, under the existing regulatory environment, switched access charges are billed between carriers at rates that are typically higher for intrastate versus interstate services. The resulting billings are determined based on the percentage of a given carrier's traffic which is interstate. As a result of changes in the Company's interstate percentages, the Company recorded an adjustment of $2.8 million to reflect payments to be made to settle outstanding charges from a local exchange carrier for these increases. In addition, increased access charges for the current period are reflected in Cost of Services.

Note 9: Discontinued Operations

   During the six months ended June 30, 2001, the Company made several adjustments to its business plan, including the discontinuation of certain operations. The resulting loss on disposal, including the write-off of goodwill and severance for the employees, totaled $3.7 million. The loss from discontinued operations for Max Commerce for the quarters ended March 31, 2001 and June 30, 2001 was $0.4 million, and $0.3 million, respectively.

   The Company also discontinued operations of FS Multimedia, a subsidiary of the Company which was formed to pursue the build-out of a cable television/multimedia network in Raleigh, North Carolina. The loss on disposal, including the write-off of this franchise and the related employee severance costs, was $0.9 million. The loss from discontinued operations for FS Multimedia for the quarters ended March 31, 2001 and June 30, 2001 was $0.2 million and $0.2 million, respectively.

Note 10: Contingencies

   In April 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. (collectively, "Wachovia"). Wachovia alleged that the Company breached a letter agreement between Wachovia and the Company which provided that Wachovia would receive a placement fee of $10.0 million in exchange for Wachovia's services as financial advisor. Final documents were executed to settle this matter and dismiss with prejudice all claims. The full settlement amount, less the amount originally accrued has been recorded and treated as additional equity transaction costs and therefore had no impact on the Company's earnings.

   The Company is subject to various other legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company.

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The matters discussed throughout this Form 10-Q, except for historical facts contained herein, may be forward-looking in nature, or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that their primary risk factors include, but are not limited to: current economic conditions generally and in the telecommunications industry in particular; significant capital requirements; high leverage; the ability to service debt; the ability to manage growth; business development and expansion risks; competition; and changes in laws and regulatory policies. Any forward-looking statements in this Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Business of the Company

 Overview

   BTI Telecom Corp., which began operations in 1983 as Business Telecom, Inc. ("BTI"), is a provider of telecommunications services in the southeastern United States. We currently offer (1) integrated retail voice services, including local, long distance, paging, AIN applications, operator and other enhanced services; (2) data services, including dial-up and dedicated Internet service, digital subscriber line ("DSL") high-speed Internet access, private line, wholesale fiber capacity, frame relay, ATM, and network integration solutions; and (3) wholesale voice services including switched/dedicated access and prepaid calling card services. As of June 30, 2001, we had 23 sales offices in the southeastern United States.

   We operate long distance switching centers in Atlanta, New York, Orlando and Raleigh, and began offering local exchange services in November 1997 primarily on a resale basis. However, we are transitioning customers onto our own facilities and have installed Lucent 5E2000 local switches in Raleigh, Charlotte, Greensboro, Greenville and Wilmington, North Carolina; Charleston, Columbia and Greenville, South Carolina; Orlando, Tampa and Jacksonville, Florida; Atlanta, Georgia; and Knoxville and Nashville, Tennessee. In addition to these local switches, we have co-located digital loop carriers in 86 incumbent local exchange carrier central offices and we have two digital loop carriers in stand-alone locations to provide more cost-effective local services to our business customers. These co-locations also facilitate our data service product offerings, because they allow for more rapid deployment of DSL services. As of June 30, 2001 we had sold approximately 162,200 local access lines, of which 150,300 were in service. Approximately 46% of these lines in service were on our own facilities. As of June 30, 2001 we had also sold 2,048 DSL lines, 1,800 of which were in service.

   We operate a fiber optic network, consisting of owned and leased transmission capacity, concentrated in the southeastern United States. We have purchased, pursuant to an indefeasible right of use ("IRU"), approximately 3,400 route miles of dark fiber from New York to Miami and Atlanta to Nashville from a national provider. We have 22 point-of-presence sites deployed along this fiber route with Nortel OC-48 and DWDM technology to insure sufficient capacity to support our planned growth. We also owned over 140 route miles of fiber in North Carolina's Raleigh-Durham-Research Triangle Park area, and certain other fiber routes for interconnection of our existing sites and redundancy in certain areas. In addition, in March 2001 we completed construction of a 500 mile fiber network from Raleigh, North Carolina to Savannah, Georgia. The completion of this network segment gave us a total of approximately 4,400 miles of fiber optic network in service as of March 31, 2001.

Recent Developments

 Discontinued Operations

   During the six months ended June 30, 2001, we restructured our operations to more appropriately align our cost structure with our revenue growth and improve our overall operational efficiency. As a part of this process, we discontinued certain operations due to performance trends and capital requirements.

   We discontinued the operations of our web development division, Max Commerce, which was originally acquired in 2000, due to continued operating losses and the decline in the demand for its services. The resulting adjustment, including the write off of goodwill and accruals for employee severance, totaled $4.4 million. Approximately 7% of this amount represents anticipated cash outlays.

   We also began dissolution of our multimedia subsidiary, FS Multimedia, which we originally formed to pursue the construction of a cable television/multimedia network in Raleigh, North Carolina. Given the future capital requirements associated with this project, we decided to eliminate it from our business plan. The write-off of the related franchise agreement with the City of Raleigh and employee severance costs totaled $1.3 million, approximately 36% of which is a cash obligation.

 Restructuring Costs

   In March 2001, we recorded $10.1 million in restructuring costs associated with the contraction of our market expansion plans. In June, 2001, we recorded an additional $3.8 million in restructuring costs as we continued to reorganize our operations to gain cost efficiencies. In the quarter ended March 31, 2001, these costs, in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", represent the long-term costs of canceling our infrastructure expansion in certain markets, primarily local switching infrastructure. The costs recorded in the quarter ended June 30, 2001 included the costs associated with a reduction in staff of approximately 17%, as well as the cancellation of colocations and other fiber expansions as a result of the Company's revised network expansion plan. The remaining liability as of June 30, 2001 was $10.5 million, which is included in accrued expenses on the balance sheet.

 Other Non-recurring charges

   During the second quarter of 2001, we also recorded a total of $9.9 million of Other Non-recurring Charges. These charges, as described below, are principally comprised of adjustments made to existing receivables for access charges and changes in our cost structure related to the underlying access charges which we pay to other local exchange companies.

   We record revenue for access charges billed to interexchange carriers for the origination and termination of their long distance calls over our local network. A significant portion of our historical billings were being disputed by these carriers, and we were vigorously pursuing collection of these balances through litigation. As a component of this process, the FCC issued an unfavorable ruling in the second quarter which significantly reduced the rates we had billed for these services. As a result, we recorded a one-time adjustment of $6.2 million to these receivables to reflect the net amount we estimate will be collected.

   We also bill other local exchange carriers for the local calls that we originate or terminate on their behalf over our network. As a result of ongoing disputes related to these billings, we have also recorded an adjustment of $0.9 million to the related receivables given the inherent uncertainty associated with resolving the related disputes.

   In addition, under the existing regulatory environment, switched access charges are billed between carriers at rates that are typically higher for intrastate versus interstate services. The resulting billings are determined based on the percentage of a given carrier's traffic which is interstate. As a result of changes in our interstate percentages, we recorded an adjustment of $2.8 million to reflect payments to be made to settle outstanding charges from a local exchange carrier for these increases. In addition, increased access charges for the current period are reflected in Cost of Services.

Results of Operations
For the Three Months Ended June 30, 2001 and 2000

 Revenue

   Revenue for the quarter ended June 30, 2001, was $74.6 million, representing an increase of 15.5% as compared to the same period in 2000, when revenue was $64.6 million. This $10.0 million increase is comprised of increases of $5.1 million, $3.8 million and $1.1 million in retail integrated voice services revenues, data services revenues and wholesale voice services revenues, respectively. During this period, we continued to execute our strategy to diversify our revenue mix, primarily through significant growth in our local and data services.

   Total retail integrated voice services revenue increased $5.1 million, or 12.5%, from $40.7 million in the second quarter of 2000 to $45.8 million in the second quarter of 2001. Growth of 36.5% in local service revenue accounted for this increase, combined with a decrease of 1.2% in retail long distance revenue. Retail long distance minutes of usage actually increased 13.1% over the second quarter of 2000, but the increased demand was offset by price compression. We continue to experience success in bundling our retail products, as evidenced by the fact that approximately 90% of our new local service customers also purchase our long distance services. Local lines in service increased 43.7% from approximately 104,600 at the end of the second quarter of 2000 to approximately 150,300 at the end of the second quarter of 2001. In addition, the local lines in service which are on our own facilities increased by 31,900, or 69.2%, from 46,100 at the end of the second quarter of 2000 to approximately 78,000 at the end of the second quarter of 2001.

   Our total data services revenue increased $3.8 million, or 36.2%, from $10.6 million in the second quarter of 2000 to $14.4 million in the second quarter of 2001. Retail data revenue increased 48.0% while wholesale data/private line revenue increased 25.6% during the same period. Although wholesale data revenue grew during the quarter ended June 30, 2001, future demand for these services provided to other telecommunications providers slowed significantly, which is consistent with an overall slowdown in the industry. However, we expect these changes within our industry to ultimately improve our future opportunities to provide wholesale services once the market strengthens. Demand for retail data services continues to be strong as evidenced by growth within our frame relay and internet access products, including DSL. These products have grown at a compounded growth rate of over 20% for the last six quarters. DSL installations have more than tripled since June 2000, with 1800 lines in-service.

   Wholesale voice services revenue increased $1.1 million, or 8.0%, from $13.3 million in the second quarter of 2000 to $14.4 million in the second quarter of 2001. This increase was primarily due to a single new customer that produced approximately $3.2 million of international revenue in the second quarter of 2001. This growth in international usage offset decreases in our wholesale voice domestic revenues and prepaid card services revenues. Wholesale long distance minutes increased 32.2% during the same period, offset by continuing price compression driven primarily by access charge reform.

 Cost of Services

   Cost of services increased from $39.7 million in the second quarter of 2000 to $47.9 million in the second quarter of 2001. Cost of services, as a percentage of revenue, increased from 61.5% of total revenue for the three-month period ended June 30, 2000, to 64.2% for the same period in 2001. Our higher cost of services percentage during the second quarter of 2001 reflects the effects of various changes within our cost and revenue components during the second quarter of 2001. These changes include:

  . a shift in the revenue mix within wholesale voice services to a higher percentage of lower margin international long distance. Although this product produces positive margin dollars, its margin as a percentage of revenue is significantly lower than that of domestic services. Therefore, any increase in international services as a percentage of revenue would naturally have a negative impact on our overall margin percentage. It is important to note that we have implemented a strategic decision to de-emphasize wholesale international services, thereby insuring that the impact of this shift in revenue mix is short-term in nature. We expect the revenue from this product to be substantially less in the third quarter of 2001.

  . a reduction in our local access revenues based on a recent FCC order. During the second quarter of 2001, the FCC issued an order which significantly reduced the allowable rates for the services we bill to other carriers for the use of our local network. Since these billings represent the highest margin portion of our local service revenue, the resulting decrease in access revenue reduces our overall margin (see the discussion of Non-recurring Charges within Recent Developments).

  . higher access costs from the local exchange companies that terminate our long distance traffic. We experienced an increase in the access rates we pay to other local exchange carriers as a result of decreases in the percentage of our traffic which is interstate. Since the rates for intrastate traffic generally exceed those billed for interstate traffic, this caused an overall increase in our cost for access services (see discussion of Other Non-recurring Charges within Recent Developments).

These factors offset the ongoing improvements in our underlying cost structure that result primarily from our migration of local and data services onto our own facilities. Leveraging our investment in local switching infrastructure, we increased the on-net percentage of local lines from 39% in the second quarter of 2000 to 46% in the second quarter of 2001. The continued increase in the percentage of our existing and new data services which are provided via our own network, as well as improvements in our network efficiency, also served to mitigate the decrease in our margin caused by the aforementioned factors. In addition, we negotiated amendments to certain of our local interconnection agreements during the second quarter of 2001 which make Unbundled Network Element-Platform ("UNE-P") pricing available. Where applicable, the UNE-P pricing structure will afford us significant future margin improvements as compared to resold local access lines, once the conversion process for these lines is completed. We expect to begin converting lines under these amendments in the third quarter of 2001.

 Selling, General and Administrative Expenses

   Selling, general and administrative ("SG&A") expenses in the second quarter of 2001 were $35.3 million, or 47.3% of revenue, as compared to $27.3 million, or 42.2% of revenue, for the same period in 2000. The increase in the amount of our SG&A expenses was largely attributable to unusual bad debt expense of $6.0 million recorded in the second quarter of 2001. Total bad debt for the quarter was $7.4 million, compared to $1.0 million in the same period in 2000. This unusual charge was the result of a high number of bankruptcy filings and insolvencies within the wholesale telecommunications market in the second quarter of 2001. Excluding this charge for bad debt, selling, general and administrative expenses would have been $29.2 million, or 39.1% of revenue.

   We implemented a plan of enhanced spending controls to improve our overall operational efficiency, and more effectively leverage our existing administrative infrastructure. As a component of our restructuring, we canceled certain market expansion projects and implemented strategic workforce reductions during the first and second quarters of 2001 to facilitate improvement in our selling, general and administrative expenses as a percentage of revenue.

   Depreciation and amortization was $11.4 million for the three months ended June 30, 2001, representing an increase of 39.3% over the same period in 2000. The increase is primarily attributable to recent capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

 Other Income (Expense)

   Interest expense was $11.5 million for the three-month period ended June 30, 2001, compared to $7.5 million in the same period of 2000. The $4.0 million increase is due to increased borrowings outstanding under our credit facilities during the first quarter of 2001 as compared to the same period of 2000 and interest expense associated with the $50.0 million Senior Secured Note.

   Interest income decreased for the three-month period ended June 30, 2001, compared to the same period of 2000. The sale of $200.0 million redeemable preferred stock in December 1999 resulted in a higher cash balance in the second quarter of 2000 compared to the same period in 2001.

 EBITDA

   EBITDA consists of income (loss) before interest, income taxes depreciation, amortization, restructuring charges, discontinued operations, other non-cash charges and certain non-recurring charges. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

   Our EBITDA loss for the three months ended June 30, 2001 was $8.5 million as compared to a $2.4 million EBITDA loss for the same period in 2000. The decrease in EBITDA was primarily attributable to the unusual increase in bad debt expense recorded in the second quarter of 2001.

For the Six Months Ended June 30, 2001 and 2000

 Revenue

   Revenue for the six months ended June 30, 2001, was $146.6 million, representing an increase of 11.6% as compared to the same period in 2000, when revenue was $131.3 million. This $15.3 million increase is comprised of increases of $10.0 million and $8.3 million in retail integrated voice services revenues and data services, respectively, partially offset by a decrease of $3.1 million in wholesale voice services revenue. During this period, we continued to execute our strategy to diversify our revenue mix, primarily through significant growth in our local and data services.

   Total retail integrated voice services revenue increased $10.0 million, or 12.3%, from $81.4 million in the first six months of 2000 to $91.5 million in the same period of 2001. Growth of 41.2% in local service revenue accounted for the increase, combined with a decrease of 3.0% in retail long distance revenue. Retail long distance minutes of usage actually increased 10.8% over the first six months of 2000, but the increased demand was offset by price compression. We continue to experience success in bundling our retail products, as evidenced by the fact that approximately 90% of our new local service customers also purchase our long distance services. Local lines in service increased 43.7%, from approximately 104,600 as of June 30, 2000 to approximately 150,300 as of June 30, 2001. In addition, the local lines in service which are on our own facilities increased by 31,900, or 69.1%, from approximately 46,100 at the end of the second quarter of 2000 to approximately 78,000 at the end of the second quarter of 2001.

   Our total data services revenue increased $8.3 million, or 42.5%, from $19.6 million in the first six months of 2000 to $27.9 million for the same period of 2001. Retail data revenue increased 51.2% while wholesale data/private line revenue increased 35.2% during the same period. Also contributing to the increase in data services revenue were our new data services, including network integration and management solutions. The continued expansion of our network infrastructure allows us to provide a greater percentage of these data services on our network, which should continue to result in improved customer service and higher margins.

   Wholesale voice services revenue decreased $3.1 million, or 10.3%, from $30.3 million for the six-month period ending June 30, 2000 to $27.2 million in the same period of 2001. This decline was largely due to decreased revenue from our prepaid calling card product and domestic voice services, which decreased by $4.2 million and $1.1 million, respectively. These decreases were partially offset by an increase of $2.2 million in wholesale international revenues, principally due to the usage of one new customer. The $4.2 million reduction in our prepaid card services revenue was primarily the result of strategic pricing changes we made to preserve minimum margins on these services. Although wholesale voice services decreased for the six-month period, wholesale long distance minutes increased 40.4% compared to the same period in 2000, demonstrating the continuing effects of price compression driven primarily by access charge reform.

 Cost of Services

   Cost of services increased from $81.4 million for the six months ended June 30, 2000 to $91.7 million for the six months ended June 30, 2001. Cost of services, as a percentage of revenue, increased from 62.0% of total revenue for the six-month period ended June 30, 2000, to 62.6% for the same period in 2001. This net increase for the six month period ended June 30, 2001 is comprised of decreases in our cost of services percentage during the first quarter which were exceeded by cost increases in the second quarter. During the first quarter of 2001, we continued to see improvements in our cost of services percentage as a result of various improvements in our underlying cost components. These included improved margins on local service as we had installed 4 local switches since the first quarter of 2000 allowing us to continue to migrate customers onto our own facilities. Our higher cost of services percentage during the second quarter of 2001 reflects the effects of various changes within our cost and revenue components during the second quarter of 2001. These changes include:

  . a shift in the revenue mix within wholesale voice services to a higher percentage of lower margin international long distance. Although this product produces positive margin dollars, its margin as a percentage of revenue is significantly lower than that of domestic services. Therefore, any increase in international services as a percentage of revenue would naturally have a negative impact on our overall margin percentage. It is important to note that we have implemented a strategic decision to de-emphasize wholesale international services, thereby insuring that the impact of this shift in revenue mix is short-term in nature. We expect the revenue from this product to be substantially less in the third quarter of 2001.

  . a reduction in our local access revenues based on a recent FCC order. During the second quarter of 2001, the FCC issued an order which significantly reduced the allowable rates for the services we bill to other carriers for the use of our local network. Since these billings represent the highest margin portion of our local service revenue, the resulting decrease in access revenue reduces our overall margin (see the discussion of Non-recurring Charges within Recent Developments).

  . higher access costs from the local exchange companies that terminate our long distance traffic. We experienced an increase in the access rates we pay to other local exchange carriers as a result of decreases in the percentage of our traffic which is interstate. Since the rates for intrastate traffic generally exceed those billed for interstate traffic, this caused an overall increase in our cost for access services (see discussion of Other Non-recurring Charges within Recent Developments).

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the six-month period ending June 30, 2001 were $64.3 million, or 43.9% of revenue, as compared to $53.7 million, or 40.9% of revenue, for the same period in 2000. The increase in the amount of our SG&A expenses was primarily attributable to an unusual increase of $6.0 million in bad debt expense recorded in the second quarter of 2001. Total bad debt expense for the first six months of 2001 was $8.5 million, compared to $2.1 million in the same period of 2000. This significant incremental addition to our reserves was the result of a high number of bankruptcy filings and insolvencies and the overall financial instability within the wholesale telecommunications market in the second quarter of 2001. Excluding this additional charge for bad debt expense, selling, general and administrative expenses would have been $58.2 million, or 39.7% of revenue.

   During the fourth quarter of 2000, we implemented a plan of enhanced spending controls to improve our overall operational efficiency, and more effectively leverage our existing administrative infrastructure. In addition, consistent with the cancellation of market expansion projects, we also implemented strategic workforce reductions during the first and second quarters of 2001 to facilitate improvement in our SG&A as a percentage of revenue. These changes were part of an overall restructuring plan adopted to align our cost structure with our revenue growth and improve operational efficiency.

   Depreciation and amortization was $21.8 million for the six months ended June 30, 2001, representing an increase of 42.3% over the same period of 2000. The increase is primarily attributable to recent capital expenditures related to the expansion of our network operations centers, fiber optic network and support infrastructure to accommodate increased traffic volume and expanded service offerings.

 Other Income (Expense)

   Interest expense was $20.3 million for the six-month period ended June 30, 2001, compared to $15.1 million in the same period of 2000. The $5.2 million increase is due to increased borrowings outstanding under our credit facilities during the first six months of 2001 as compared to the same period of 2000 combined with interest on the $50.0 million Senior Secured Note and other certain vendor obligations.

   Other income (expense), net, for the six-month period ended June 30, 2001, increased by $1.3 million compared to the same period of 2000. This increase is primarily due to a decrease in interest income of $1.5 million offset by an accrual of $2.7 million to settle a lawsuit, included in the six-month period ending June 30, 2000.

 EBITDA

   EBITDA consists of income (loss) before interest, income taxes depreciation, amortization, restructuring charges, discontinued operations, other non-cash charges, and certain non-recurring charges. EBITDA is a common measurement of a company's ability to generate cash flow from operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

   Our EBITDA loss for the six months ended June 30, 2001 was $9.4 million as compared to a $3.7 million EBITDA loss for the same period in 2000. The increase in our EBITDA loss was primarily attributable to the unusual bad debt expense recorded in the second quarter of 2001. In addition, higher revenues were offset by a lower gross margin percentage.

Income Taxes

   We generated net losses for the three and six-month periods ended June 30, 2001 and 2000. Based upon management's plans to continue expanding the business, as warranted by customer demand, this trend is expected to continue. Given these circumstances, we have established a valuation allowance for the net deferred tax assets associated with these net operating losses. As such, there was no impact on the results from operations for net operating losses generated during the three and six-month periods ended June 30, 2001 and 2000. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Liquidity and Capital Resources

 Review of Cash Flow Activity

   We have funded our operations and growth primarily from borrowings and the proceeds from the sale of our redeemable convertible preferred stock. During the first six months of 2001 we used $54.6 million for operating activities as compared to $31.1 million for operating activities in the same period in 2000. The primary cause of this change was the net loss of $80.3 million experienced during the first six months of 2001 compared to the net loss of $34.9 million in the same period of 2000. In addition to the change in net loss, we had an increase in net cash provided by advanced billings and other liabilities of $18.8 million, which primarily consisted of sales of dark fiber IRUs, which are recorded as deferred revenue.

   Cash used for investing activities during the first six months of 2001 was
18.9 million compared to $61.0 million in the first six months of 2000. These investments were primarily related to the deployment of the fiber optic network and purchases of equipment for the development of our facilities-based local exchange services and the deployment of additional data service offerings. The net investment in capital expenditures was $10.9 million and $69.6 million during the six-month periods ended June 30, 2001 and 2000, respectively. Cash used for investments was increased in part by the restriction of $3.0 million of cash for the three months ended June 30, 2001 to collateralize letters of credit, primarily to support certain trade payables. Cash used for investments was decreased by the use of $15.3 million of restricted cash to pay the Senior notes interest payments during the six month period ended June 30, 2000.

   Cash provided by financing activities in the six months of 2001 was $116.0 million, compared to $11.5 million in the first six months of 2000. During the six months ended June 30, 2001, we received net proceeds of $50.0 million and $65.9 million from the issuance of the note and the WCAS Series B preferred stock investment, respectively, each as described below. Additionally, we received net proceeds from additional long-term borrowings of $11.7 million and $4.1 million for the six months ended June 30, 2000 and 2001, respectively.

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

   Restructured Credit Facilities. Effective March 30, 2001, we restructured our existing GE Capital Facilities and our BofA Facility. In connection with this restructuring, we entered into a new $89 million loan with GE Capital Corporation, Bank of America, and Export Development Corporation (the "Loan"), which was fully drawn at closing, notwithstanding certain outstanding letters of credit. The Loan contains a provision to allow its expansion to $100 million if we obtain a commitment from an additional lender. The Loan begins quarterly amortization in 2003, and matures on April 30, 2007. The issuance of the Loan was conditioned upon the closing of our March 30, 2001 Series B preferred stock and Note financings.

   Interest accrues on the Loan, at our option, at either 1,2,3, or 6 month reserve-adjusted LIBOR or an index rate (the higher of the prime rate or 50 basis points over the Federal Funds Rate) plus an applicable margin. The applicable margin varies, based upon our financial condition, from 3.50% to 4.50% for LIBOR borrowings and from 2.50% to 3.50% for Index Rate borrowings. The Loan is secured by a first priority lien on all of our assets and a pledge of the stock of our operating subsidiary. The Loan also requires a prepayment penalty of 1% during the first year. The Loan requires our compliance with various financial and administrative covenants, including, among others, covenants limiting our ability to incur debt, create liens, make distributions or stock repurchases, make capital expenditures, engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the Loan contains affirmative covenants, including, among others, covenants requiring maintenance of corporate existence, licenses and insurance, payments of taxes and the delivery of financial and other information. We are in compliance with these covenants but there can be no assurance that we will be able to continue meeting these covenants or, if required, obtain additional financing on acceptable terms, and the failure to do so may have a material adverse impact on our business and operations.

   Vendor Financing. During the second quarter of 2001, we entered into arrangements with two of our vendors to finance certain outstanding amounts payable for equipment and construction services. Effective April 12, 2001, we entered into an unsecured note payable to Alcatel USA for $5.5 million (the "Alcatel Note"), which represented the net balance remaining associated with purchases of network equipment. The Alcatel Note is payable in 24 equal monthly installments beginning on May 13, 2001, and bears interest at 12% per annum. The Alcatel Note is cross-defaulted with our other significant borrowing agreements, including the Loan and the Note. The balance of the Alcatel Note was $4.1 million at June 30, 2001.

   On May 8, 2001 we entered into an unsecured note payable to P&H, Inc. for $7.1 million (the "P&H Note"), which represented outstanding amounts for fiber network construction services. The P&H Note bears interest at 8.75% per annum, payable monthly beginning June 1, 2001, and is payable on demand on or after April 30, 2006. In addition, upon election by the holder, the P&H Note is convertible into shares of our common stock in the event we undertake a public offering of our common stock. The balance of the P&H Note was $7.1 million at June 30, 2001.

 Preferred Equity Investments

   Series A Preferred. On December 28, 1999, Welsh, Carson, Anderson & Stowe VIII, L.P. and two affiliated funds (together, "WCAS"), all of which are accredited investors, purchased an aggregate of 200,000 shares of our Series A preferred stock and warrants to purchase 4,500,000 shares of our common stock for a purchase price of $200.0 million. Each share of Series A preferred stock is initially convertible into 116.959 shares of common stock, subject to adjustment for certain dilutive issuances of our common stock. If not converted, the Series A preferred stock has a 6% accrued dividend payable upon conversion in cash or in kind at our election. The purchasers of the Series A preferred stock can redeem the stock at a price equal to the greater of liquidation value or fair market value upon the later of December 28, 2006, or six months after the date on which all amounts due on our Senior Notes are paid in full. The warrants to purchase 4,500,000 shares of common stock, subject to adjustment for certain dilutive issuances, have an exercise price of $0.01 per share and are exercisable for a period of ten years beginning on the earlier of a change in control of BTI Telecom Corp. or December 28, 2002. The warrants are cancelable in the event we undertake a public offering of our common stock and our stock achieves certain price levels.

   Series B Preferred. In two transactions during the first quarter of 2001, we issued an aggregate of 59,999 shares of Series B preferred stock ("Series B") to existing shareholders at a price of $1,000 per share, providing total proceeds of approximately $60.0 million. In the first transaction, which closed on January 12, 2001, we issued 9,999 shares of Series B to our Chairman and Chief Executive Officer (also our majority common shareholder) and 10,000 shares of Series B to existing shareholder Welsh, Carson, Anderson and Stowe VIII, L.P. and two affiliated funds (together, "WCAS") to provide interim working capital of approximately $20.0 million. On March 30, 2001, we completed the second transaction, in which we issued an additional 40,000 shares of Series B to WCAS, also at a price of $1,000 per share, producing total proceeds of $40.0 million. All shares of Series B have customary anti-dilution protections. The closing of the second transaction was subject to certain conditions, including the restructuring of our senior credit facilities and the issuance of the Senior Secured Note. The terms of the Series B financing also required the payment of a $1.0 million financing fee to WCAS.

   In connection with the Series B transactions described above, we also issued warrants to purchase an aggregate of 12.6 million shares of our common stock at a price of $0.01 per share. The number of shares issuable pursuant to these warrants was subject to being reduced to a minimum of 6.6 million, or increased to a maximum of 18.6 million, based upon our attaining certain financial plan objectives on a quarterly basis through the end of 2001. As of June 30, 2001 the 12.6 million warrants originally issued had been increased to 15.0 million pursuant to these provisions. The warrants are exercisable for a period of ten years beginning on January 12, 2001, and are subject to customary anti-dilution provisions.

   Each share of Series B is initially convertible into 800 shares of our common stock. The holders of Series B are also entitled to dividends equal to the greater of (1) 6% per annum of the original purchase price of $1,000 per share or (2) the amount of dividends that would have been received during such period had the Series B been converted into shares of our common stock. Such dividends are payable in cash or stock at our election. The Series B shareholders may redeem their shares at a price equal to the higher of the fair market value or liquidation value upon the later of January 12, 2008, or six months after our 10 1/2% Senior Notes are refinanced. In the event of liquidation, dissolution or winding up of the Company, the holders are entitled to be paid our of the assets of the Company, prior and in reference to common stockholders or any other class or series of capital stock, an amount equal to the greatest of (1) $1,000 per share plus accrued and unpaid dividends thereon,
(2) such amount as would have been payable had the Series B been converted into shares of our common stock immediately prior to such an event and (3) an amount representing an internal rate of return on the investment of the holders of the Series B of 20%. The terms of our Series A preferred stock were also amended in connection with the Series B financing to include a similar provision ensuring holders receive at least a 20% internal rate of return upon a liquidation, dissolution or winding up.

   The Series B agreement also contains governance provisions whereby WCAS representatives will constitute a majority of our Board of Directors until such time as their equity ownership falls below a specified minimum level. In addition, Peter Loftin entered into an agreement to vote his common stock in favor of any action approved by the Board of Directors. The Series B terms also provide that certain types of transactions require approval from holders of a majority of the Series B. The holders of a majority of our Series A and Series B shares may also direct our Board of Directors to effect a sale of the company after December 31, 2002, or sooner, if we fail to meet financial performance objectives.

   Senior Secured Note. Concurrent with the closing of the March 30, 2001 Series B financing, our operating subsidiary issued a Senior Secured Note (the "Note") to WCAS in the amount of $50.0 million. The Note, which is guaranteed by BTI Telecom Corp. and its other subsidiaries, is secured by a second priority lien on certain of our assets and the stock of our operating subsidiary, and matures immediately following the repayment of the restructured senior bank facilities. The Note bears interest at the higher of 10% per annum or the rate existing on our senior bank facilities, and contains covenants identical to those contained in our senior bank facilities. In connection with this Note financing, we also issued WCAS 7,143 shares of Series B, and a warrant to purchase 1.5 million shares of our common stock at $.01 per share. The shares issuable pursuant to this warrant which has terms identical to the Series B warrants described above, was subject to being reduced to a minimum of 785,715 or increased to a maximum of 2,214,285, based upon our attaining certain financial objectives on a quarterly basis through the end of 2001. As of June 2001 the number of shares issuable pursuant to this warrant was increased to 1,785,714 pursuant to these provisions.

   The proceeds of the Series B transaction and the Note are being used to build our telecommunications network based upon customer demand, to expand our infrastructure, and to provide working capital and for other general corporate purposes.

 Capital Spending

   We incurred total net capital expenditures of $14.1 million during the six months ended June 30, 2001, including $6.1 million related to our fiber optic network and $8.0 million in other telecommunications equipment and corporate infrastructure, primarily for the continued expansion of our competitive local exchange carrier operations, prior to certain accruals associated with our restructuring. We spent $69.6 million on total net capital expenditures during the same period in 2000. Based on our current business plan and the availability of future financings, we estimate remaining capital requirements through the year 2002 to be approximately $30 million. Capital requirements include the projected costs of:

  . expanding the capacity of our fiber optic network to meet customer demand,

  . expanding our local service infrastructure consistent with local line growth; and

  .  enhancing our data service offerings.

   In addition to tangible capital expenditures, we capitalize certain line installation and setup costs associated with the ongoing expansion of our network and the provisioning of new customer orders. As such, these costs are primarily driven by growth in our revenue and customer base. These capitalized costs were $5.0 million for the six months ended June 30, 2001, as compared to $2.9 million for the same period in the prior year. These costs are included in Other Assets on our consolidated balance sheet. We expect the remaining capital requirements for these intangible costs to be approximately $20 million through 2002. Other Assets also include other intangible assets, such as deferred financing costs and goodwill recorded for acquisitions which totaled $4.0 million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively.

   The actual amount and timing of our capital requirements might differ materially from the foregoing estimate as a result of regulatory, technological or competitive developments (including market developments and new opportunities) in the telecommunications industry. Due to uncertainties regarding cash flow from operations, borrowings available under the Loan and the Note, and available cash on hand, such sources of funds may not be sufficient to fund our current financial requirements, including our planned growth and operations as currently planned. Accordingly, we are actively considering a number of financial or strategic alternatives, including, but not limited to, additional debt financing, equity financing and vendor financing to fund operations, or the tender, repurchase or exchange by us or certain of our affiliates or shareholders of certain of our outstanding debt securities. We are currently at an early stage of our exploration of such alternatives and, accordingly, we can provide no assurance that the exploration will result in our execution of any such measures. We may also require additional capital in the future (or sooner than currently anticipated) for new business activities related to our current and planned businesses, or in the event we decide to make additional acquisitions, acquire certain of our outstanding securities, or enter into joint ventures and strategic alliances. Sources of additional capital may include public or private debt and equity offerings, subject to compliance with the provisions in the indenture governing the Senior Notes, the Loan, the Note, and the Series A and B preferred stock. Additional financing might not be available to us, or might not be available on terms acceptable to us and within the restrictions contained in our financing arrangements.

ITEM 3--Quantitative and Qualitative Disclosure About Market Risk

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

   The majority of our debt is represented by the $250.0 million Senior Notes, which bear interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing market rates. The remainder of our debt consists of the Note and the Loan, which bear interest at variable rates based upon market conditions and our financial position. As of June 30, 2001, borrowings under the Loan and the Note were $139.0 million. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in the next twelve months, our interest expense would increase or decrease approximately $1.4 million for the next twelve months. Management believes that this debt does not currently create a significant amount of interest rate risk and, as such, has not engaged in any related hedging transactions. However, as market conditions and outstanding borrowings under this debt change, management intends to continue to evaluate our business risk, and we might enter into hedging transactions if conditions warrant.

                           PART II--OTHER INFORMATION

ITEM 1--Legal Proceedings

   In April 2000, the Company was served with a lawsuit filed by Wachovia Bank, N.A. and Wachovia Securities, Inc. (collectively, "Wachovia"). Wachovia alleged that the Company breached a letter agreement between Wachovia and the Company which provided that Wachovia would receive a placement fee of $10.0 million in exchange for Wachovia's services as financial advisor. Final documents were executed to settle this matter and dismiss with prejudice all claims. The full settlement amount, less the amount originally accrued, has been recorded and treated as additional equity transaction costs and therefore had no impact on the Company's earnings.

   Also in April 2000, the Company joined 13 other competing local exchange companies to bring a lawsuit against AT&T and Sprint in federal court in Virginia to collect access charges that the defendants have ordered and accepted pursuant to the Company's lawfully filed tariffs. As of June 30, 2001, AT&T owed the Company approximately $9.8 million and Sprint owed the Company approximately $3.1 million for access services. AT&T and Sprint filed counterclaims against the Company for an unspecified amount of damages. Proceedings in this case are stayed while the FCC considers issues that were referred to it by the Court. In response to the Court's referral in January 2001, AT&T and Sprint filed formal rate complaints against the Company at the FCC seeking unspecified damages. The FCC ruled that the Company's rate of approximately 7.2 cents per minute was unreasonable and that a reasonable rate would not exceed 3.8 cents per minute for the period from July 1998 to June 1999, 3.0 cents per minute for July 1999 to June 2000 and, 2.7 cents per minute for July 2000 to June 2001. The Company believes that the FCC's decision was arbitrary and capricious, and has filed a petition for judicial review of the decision with the Court of Appeals. AT&T and Sprint have also petitioned the Court of Appeals for review. The outcome of these petitions will not directly result in monetary assessment for or against the Company. The Court of Appeals proceedings are in their preliminary stages and the Company is unable to predict the likely outcome. Because discovery is ongoing in the federal court proceedings, and due to the uncertainties inherent in the litigation process, the Company is unable to predict the outcome of this litigation.

   The Company is subject to various other legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. The Company's management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company.

   Except as described above, we are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 2--Changes in Securities and Use of Proceeds

   For the six months ended June 30, 2001, we granted no options to purchase shares of our common stock. In January 2001, we issued an aggregate of 1,334 shares of common stock upon the exercise of stock options with an exercise price of $3.00 per share. In May 2001, we issued an aggregate of 16,212 shares of common stock at $8.55 per share. 70,000 shares of common stock that were issued as part of the purchase of Max Commerce were canceled in June 2001.

ITEM 6--Exhibits and Reports on Form 8-K

   Reports on Form 8-K filed during the quarter: None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001

                                                     BTI Telecom Corp
                                            ___________________________________
                                                       (Registrant)

                                                    /s/ Brian Branson
                                          By: _________________________________
                                                      Brian Branson
                                                (Chief Financial Officer
                                           Principal Financial and Accounting
                                                        Officer)